Form 10-Q
period 2025-03-31
FG Merger II Corp.
filed 2025-04-30
CIK 1906364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	FGMC.U	THE NASDAQ STOCK MARKET LLC
Common stock	FGMC	THE NASDAQ STOCK MARKET LLC
Rights	FGMCR	THE NASDAQ STOCK MARKET LLC

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

As of April 30, 2025 there were 10,295,800 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER II CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG MERGER II CORP.

Balance Sheet

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$550,056	$46,285
Prepaid expense	176,656	—
Deferred offering cost	—	122,750
Total current assets	726,712	169,035
Cash held in trust account	81,097,820	—
TOTAL ASSETS	$81,824,532	$169,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,828	$25,728
Accrued offering cost	—	20,939
Tax liability	117,549	—
Promissory note	286,368	125,000
TOTAL LIABILITIES	$409,745	$171,667

COMMITMENTS AND CONTINGENCIES
Common stock; $0.0001 par value, subject to possible redemption, 8,000,000 shares at redemption value	$81,097,820	$—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
common stock, $0.0001 par value; 100,000,000 shares authorized; 2,295,800 issued and outstanding (excluding 8,000,000 shares subject to possible redemption)	$259	$230
Additional paid in capital	30,656	26,436
Accumulated deficit	286,052	(29,298)
Total Stockholders’ Equity	316,967	(2,632)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,824,532	169,035

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2025	2024
Operating expenses:
General and administrative expenses	$126,856	$1,297
Loss from operations	(126,856)	(1,297)

Other income & expenses:
Investment income on trust account	559,755	—
Total other income & expense	559,755	—
Income tax expense	117,549	—
Total other income	442,206	—

Net income (loss)	$315,350	$(1,297)

Weighted average redeemable common shares outstanding basic	5,333,333	—
Basic income per share, redeemable shares	$0.153	$—

Weighted average redeemable common shares outstanding diluted	5,866,667	—
Diluted income per share, redeemable shares	0.135	—

Weighted average non-redeemable common shares outstanding basic and diluted	2,320,533	2,156,250
Baisc and diluted loss per non-redeemable share	$(0.215)	$(0.001)

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Changes in Stockholders’ Equity

(unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at December 31, 2023	2,156,250	$216	$24,784	$(1,782.00)	$23,218
Net Loss	—	—	—	(1,297)	(1,297)
Balance at March 31, 2024	2,156,250	$216	$24,784	$(3,079.00)	$21,921
Issuance of additional founder shares	143,750	14	1,652	—	1,666
Net loss	—	—	—	(26,219)	(26,219)
Balance at December 31, 2024	2,300,000	$230	$26,436	$(29,298)	$(2,632)
Sale of 8,000,000 units at $10 per unit in IPO	8,000,000	800	79,999,200	—	80,000,000
Sale of 248,300 units in private placement	248,300	24	2,482,976	—	2,483,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	40,000	4	96	—	100
Issuance of advisor units	7,500	1	—		1
Reclassification of offering costs	—	—	(1,481,032)	—	(1,481,032)
Common shares subject to possible redemption	—	(800)	(80,799,200)	—	(80,800,000)
Accretion of common shares subject to possible redemption	—	—	(297,820)	—	(297,820)
Forfeiture of founder shares due to no over-allotment exercise by underwriter	(300,000)	—	—	—	—
Net Income	—	—	—	315,350	315,350
Balance at March 31, 2025	10,295,800	$259	$30,656	$286,052	$316,967

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$315,350	(1,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accured offering cost	(20,939)	—
Accounts payable	(19,900)	1,103
Prepaid expenses	(176,656)	—
Tax liability	117,549	—
Interest expense	6,303	—
Net cash used in operating activities	221,707	(194)

Cash flows from investing activities
Investment in trust account	(81,097,820)	—
Net cash used in investing activities	(81,097,820)	—

Cash flows from financing activities
Proceeds from promissory note	417,000	—
Repayment of promissory note	(261,935)	—
Proceeds from sale of 8,000,000 units at $10 per unit in IPO net of offering cost paid at closing	78,641,719	—
Proceeds from sale of 248,300 units to Sponsor in private placement	2,483,000	—
Proceeds from sale of 40,000 units to underwriters in private placement	100	—
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	100,000	—
Net cash provided by Financing activities	81,379,884	—

Net increase in cash	503,771	(194)
Cash at beginning of period	46,285	56,248
Cash at end of period	$550,056	$56,054
Supplemental disclosure for non-cash financing activities:
Offering cost	(1,481,032)	(114,671)

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2025 (UNAUDITED)

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

As of March 31,2025, the Company had not yet commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement of the Company was declared effective on January 28, 2025. On January 30, 2025, the Company consummated its IPO of 8,000,000 units at $10.00 per unit (the “Units”). Each Unit consist of one share of common stock of the Company, par value $0.0001 per shares (“Public Shares”) and one right to receive one-tenth common share (“Public Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the closing of the IPO, the Company consummated private placement ( “Private Placement”) in which i) FG Merger Investors II LLC (the “Sponsor”) and Ramnaraine Jaigobind purchased 223,300 and 25,000 private unit ( the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one right. right (“Private Unit Right”). Each whole Private Unit Right entitles the holder to convert the right to one-tenth share of common stock.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Company Units are listed on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO, and amount of $80,800,00 ($10.10 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“ Trust Account”) account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor, officers, directors and advisors (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated articles of incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrant (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if the Company fails to complete its Business Combination.

The Company have until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,000,000 annually) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities

Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025.

Marketable securities held in trust account

At March 31, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the quarter ending March 31, 2025, the Company withdrew 261,935 of the interest income in the Trust Account for working capital purposes.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and accounting expense incurred through the balance sheet date that are directly related to the IPO and that are charged to stockholders equity upon the completion of the IPO.. Offering cost amounting to 1,481,031 (including $750,000 of underwriting fee and $250,000 of advisor fee) were charged to shareholders’ equity upon the completion of the IPO.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of March 31, 2025, the Company has estimated $117,549 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till March 31, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2025, to IPO date	$(106)
Net income from IPO date to March 31, 2025	315,456
Total income from January 1, 2025, to March 31, 2025	$315,350

	For the three months ended March 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total income allocated by class	$246,056	$69,294	$315,350
Less: Accretion allocated based on ownership percentage	(2,011,504)	(567,348)	(2,578,852)
Plus: Accretion applicable to the redeemable class	2,578,852	—	—
Total income (loss) by class	$813,404	$(498,054)	315,350

Weighted average shares	5,333,333	2,320,533	—
Earnings (loss) per ordinary share - Basic	$0.153	$(0.215)	—

	For the three months ended March 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$249,210	$66,140	$315,350
Less: Accretion allocated based on ownership percentage	(2,037,293)	(541,559)	(2,578,852)
Plus: Accretion applicable to the redeemable class	2,578,852	—	—
Total income (loss) by class	$790,769	$(475,419)	315,350

Weighted average shares	5,866,667	2,340,253	—
Earnings (loss) per ordinary share - Diluted	$0.135	$(0.203)	—

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities.

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 input include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the marketable securities held in Trust Account is determined using the level 1 input.

Recently issued accounting standard

Management reviewed the updates to the improvement to reporting segment under ASU 2023-07 – Segment Reporting. The company is a special purpose acquisition company and does not have any operation. As such the management does not have metric established to measure performance. The management view the updated will have no material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

On January 30, 2025, the Company consummated its IPO of 8,000,000 Units at $10.00 per unit. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated Private Placement in which i)Sponsor and Ramnaraine Jaigobind purchased 223,300 and 25,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 6, 2023, the Company issued an aggregate of 2,156,250 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On October 18, 2023, the Sponsor transferred an aggregate of 465,000 Founder Shares to members of the Company’s management, board of directors and senior advisors, resulting in the Sponsor holding 1,691,250 Founder Shares. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders did not purchase any Public Shares in the IPO and excluding the securities underlying the $15 Private Warrants, the Private Units).

On August 21, 2024, Company issued a dividend of approximately 0.066 Founder Shares for every issued and outstanding founder share resulting in our initial stockholders holding an aggregate of 2,300,000 Founder Shares, an increase of 143,750 founder compared to 2,156,250 initial Founder Shares issued.

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of March 31, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. As of March 31, 2025, $125,000 outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. As of March 31, 2025, there was $160,000 outstanding balance in principle and $1,368 in accrued interest under the promissory note.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. As of March 31, 2025, the Company has paid $45,000 to Sponsor.

Both executive officers of the Company serve as the managers of the Sponsor at close of the IPO.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover over-allotments at the IPO price. On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 Units resulting in Sponsor to forfeit 300,000 Founder Shares.

The underwriter are entitled to a underwriting discount equal to the lesser of (i) 750,000 (ii) an amount equal to $750,000 plus 1% of the gross proceeds from the sale of the Over-Allotment Units. At IPO closing, underwriter were paid $750,000.

Underwriters also received 40,000 private units (“Underwriter Units”) at close of IPO for a nominal price of $100.

Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.5% of the gross proceeds of the IPO (subject to the Company’s right, to allocate up to 50% of such fee to another financial institution in Company’s sole discretion) upon completion of the Business Combination.

Financial Advisor

Upon closing of the IPO, the Company paid $250,000 to the financial advisor and issued 25,000 private units ( “Advisor Units”).

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001. On March 31, 2025, there were 2,295,800 common shares outstanding, excluding 8,000,000 shares subject to possible redemption.

Rights — Public Rights will entitle the holder to receive one-tenth common share per each Public Right. On March 31, 2025, the Company had 829,580 total rights including 800,000 Public Rights outstanding at the close of the IPO.

Warrants — The $15 Private Warrants entitles the holder to purchase one common share at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. The Company have 1,000,000 $15 Private Warrant outstanding at the close of the IPO.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to April 30, 2025, the date that the financial statements were issued.

On April 7, 2025, the Company withdrew $311,736 from the income earned in the Trust Account for working capital purpose.

On April 9, 2025, the Company paid $125,000 to the Sponsor under the promissory note dated October 6, 2023. There is $25,000 remaining under the promissory note.

On April 9, 2025, the Company paid $161,736 to the Sponsor which represents $160,000 in principal and $1,736 in interest under the promissory note dated January 28, 2025. There is no balance outstanding under the promissory note.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or refer to FG Merger II Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Merger Investors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our IPO (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31,2025, the Company had not yet commenced any operations. All activity through March 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Recent Developments

Our registration statement was declared effective on January 28, 2025. On January 30, 2025, we consummated our IPO of 8,000,000 units at $10.00 per unit (the “Units”). Each Unit consist of one share of common stock of the Company, par value $0.0001 per shares (“Public Shares”) and one right to receive one-tenth common share (“Public Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the closing of the IPO, we consummated private placement ( “Private Placement”) in which i) FG Merger Investors II LLC (the “Sponsor”) and Ramnaraine Jaigobind purchased 223,300 and 25,000 private unit ( the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one right. right (“Private Unit Right”). Each whole Private Unit Right entitles the holder to convert the right to one-tenth share of common stock.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Our Units are listed on the National Association of Securities Dealers Automated Quotations (“Nasdaq”). Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and sale of the $15 Private Warrants, and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO, and amount of $80,800,00 ($10.10 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“ Trust Account”) account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

We will provide our stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, we may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination. In the event that we seeks stockholder approval in connection with a Business Combination, we will proceed with the Business Combination only if a majority of the outstanding shares voted are voted in favor of the Business Combination.

If we seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, our amended and restated articles of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to our warrants.

If a stockholder vote is not required and if we decide not to hold a stockholder vote for business or other legal reasons, we will, pursuant to its amended and restated articles of incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor, officers, directors and advisors (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares (as defined in Note 5) as well as any common shares underlying the Private Units, and any Public Shares purchased during or after the IPO in favor of a Business Combination, (b) not to propose an amendment to our amended and restated articles of incorporation with respect to the our pre-Business Combination activities prior to the consummation of a Business Combination unless we provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares as well as any common shares underlying the Private Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if we do not seek stockholder approval in connection therewith) or a vote to amend the provisions of the amended and restated articles of incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares, the Private Units and $15 Private Warrant (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the IPO if we fail to complete our Business Combination.

We have until 24 months from the closing of the IPO to complete a Business Combination. If we are unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,000,000 annually) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination period.

The Sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.10 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31,2025 were organizational activities, including those necessary to prepare for the IPO and identifying and working with the target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2025, the Company reported net income of $315,350, which consists of $559,755 in investment income earned in Trust Account, offset by $126,856 in general and administrative expenses and $117,549 income tax expense.

For the three months ended March 31, 2024, the Company reported a net loss of $1,297, which consists of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2025, we held a cash balance of $550,056. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $125,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On January 28, 2025, we issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. As of March 31, 2025, there was $160,000 outstanding balance in principle and $1,368 in accrued interest under the promissory note.

On January 30, 2025, we consummate our IPO of 8,000,000 Units. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the closing of the IPO, we consummated the Private Placement of Private Units and $15 Private Warrants generating proceeds of $2,483,000 and $100,000 respectively.

From the proceeds of the IPO, Private Placement and the promissory note dated January 28, 2025, the Company put 80,800,000 ($10.10 per Unit) in the Trust and retained approximately $2,200,000 for working capital and payment of expenses related to IPO.

Pursuant to the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust (“Trustee”) signed at IPO closing, we are allowed to withdraw up to $1,000,000 annually for working capital need from the investment income earned in the Trust Account. As of March 31, 2025, we have withdrawn $261,935 from the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2025, there were no Working Capital Loans under this arrangement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement. We will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover over-allotments at the IPO price. On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 Units resulting in Sponsor forfeiting 300,000 Founder Shares.

The underwriter are entitled to a underwriting discount equal to the lesser of (i) 750,000 (ii) an amount equal to $750,000 plus 1% of the gross proceeds from the sale of the Over-Allotment Units. At IPO closing, the underwriter was paid $750,000.

Underwriters also received 40,000 private units (“Underwriter Units”) at close of IPO for a nominal price of $100.

Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.5% of the gross proceeds of the IPO (subject to the Company’s right, to allocate up to 50% of such fee to another financial institution in Company’s sole discretion) upon completion of the Business Combination.

Financial Advisor

Upon closing of the IPO, we paid $250,000 to the financial advisor and issued 25,000 private units (the “Advisor Units”).

Related Party Transactions

On October 6, 2023, we issued an aggregate of 2,156,250 shares of common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. On October 18, 2023, the Sponsor transferred an aggregate of 465,000 Founder Shares to members of the Company’s management, board of directors and senior advisors, resulting in the Sponsor holding 1,691,250 Founder Shares. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders did not purchase any Public Shares in the IPO and excluding the securities underlying the $15 Private Warrants, the Private Units).

On August 21, 2024, we issued a dividend of approximately 0.066 Founder Shares for every issued and outstanding founder share resulting in our initial stockholders holding an aggregate of 2,300,000 Founder Shares, an increase of 143,750 founder compared to 2,156,250 initial Founder Shares issued.

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of March 31, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, we issued a promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $150,000. As of March 31, 2025, $125,000 outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 28, 2025, we issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. As of March 31, 2025, there was $160,000 outstanding balance in principle and $1,368 in accrued interest under the promissory note.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for us for a monthly fee of $15,000. As of March 31, 2025, we have paid $45,000 to the Sponsor.

Both executive officers of the Company serve as the managers of the Sponsor at close of the IPO.

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

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses, accounting and other offering related expenses incurred through the balance sheet date that are directly related to the IPO and that are charged to stockholders equity upon the completion of the IPO. Offering cost amounting to 1,481,031 (including $750,000 of underwriting fee and $250,000 of advisor fee) were charged to shareholders’ equity upon the completion of the IPO.

Marketable securities held in trust account

At March 31, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the quarter ending March 31, 2025, the Company withdrew 261,935 of the interest income in the Trust Account for working capital purposes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’

equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of March 31, 2025, the Company has estimated $117,549 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till March 31, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities.

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 input include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The fair value of the marketable securities held in Trust Account is determined using the level 1 input.

Recently issued accounting standard

Management reviewed the updates to the improvement to reporting segment under ASU 2023-07 – Segment Reporting. The company is a special purpose acquisition company and does not have any operation. As such the management does not have metric established to measure performance. The management view the updated will have no material effect on the Company’s financial statement.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 6, 2023, we issued an aggregate of 2,156,250 shares of Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On October 18, 2023, the Sponsor transferred an aggregate of 465,000 Founder Shares to members of the Company’s management, board of directors and senior advisors, resulting in the Sponsor holding 1,691,250 Founder Shares. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders did not purchase any Public Shares in the IPO and excluding the securities underlying the $15 Private Warrants, the Private Units).

On August 21, 2024, we issued a dividend of approximately 0.066 Founder Shares for every issued and outstanding founder share resulting in our initial stockholders holding an aggregate of 2,300,000 Founder Shares, an increase of 143,750 founder compared to 2,156,250 initial Founder Shares issued.

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of March 31, 2025, there were 2,000,000 Founder Shares outstanding.

Our registration statement was declared effective on January 28, 2025. On January 30, 2025, we consummated our IPO of 8,000,000 Units at $10.00 per unit Each Unit consist of one Public Share and one Public Right to receive one-tenth common share . The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the closing of the IPO, we consummated Private Placement in which i) the Sponsor and Ramnaraine Jaigobind purchased 223,300 and 25,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one Private Unit Right. Each whole Private Unit Right entitles the holder to convert the right to one-tenth share of common stock.

Each $15 Private Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, will be exercisable for a period of 10 years from the date of Business Combination, will be non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions

Following the closing of the IPO, and amount of $80,800,00 ($10.10 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in the Trust Account.

We paid a total of $750,000 and $250,000 in underwriting fee and advisor fee respectively, and $ approximately 482,000 for other costs and expenses related to the IPO.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1**	Amended & Restated Articles of Incorporation of the Company

4.1**	Warrant Agreement, dated January 28, 2025, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC

10.1**	Letter Agreement, dated January 28, 2025, by and among the Company and its officers, directors, and the Sponsor

10.2**	Investment Management Trust Agreement, dated January 28, 2025, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC

10.3**	Registration Rights Agreement, dated January 28, 2025, by and among the Registrant and certain security holders

10.4**	Administrative Services Agreement , dated January 28, 2025, by and between the Registrant and the Sponsor

10.5**	Indemnity Agreements, each dated as of January 28, 2025, by and between the Registrant and each of the officers and directors of the Registrant

10.6**	Private Placement Units Purchase Agreement, dated January 28, 2025, by and between the Company and the Sponsor

10.7**	$15 Exercise Price Warrants Purchase Agreement, dated January 28, 2025, between the Registrant and FG Merger Investors LLC

10.8**	Promissory Note issued to Sponsor, dated January 28, 2025.

10.9**	Rights Agreement, dated January 28, 2025, by and between FG Merger II Corp. and Continental Stock Transfer & Trust Company.

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

*	Furnished herewith
**	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on February 3, 2025.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2025	FG MERGER II CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)