Form 10-Q
period 2025-06-30
FG Merger II Corp.
filed 2025-07-25
CIK 1906364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025 there were 10,295,800 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER II CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG MERGER II CORP.

Balance Sheet

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$517,813	$46,285
Prepaid expense	148,912	—
Deferred offering cost	—	122,750
Total current assets	666,725	169,035
Cash held in trust account	81,628,583	—
TOTAL ASSETS	$82,295,308	$169,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,012	$25,728
Accrued offering cost	—	20,939
Tax liability	294,474	—
Promissory note	—	125,000
TOTAL LIABILITIES	$298,486	$171,667

COMMITMENTS AND CONTINGENCIES
Common stock; $0.0001 par value, subject to possible redemption, 8,000,000 shares at redemption value	$81,628,583	$—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
common stock, $0.0001 par value; 100,000,000 shares authorized; 2,295,800 issued and outstanding (excluding 8,000,000 shares subject to possible redemption)	$259	$230
Additional paid in capital	—	26,436
Accumulated deficit	367,980	(29,298)
Total Stockholders’ Equity	368,239	(2,632)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,295,308	169,035

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Operations

(Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$210,395	$2,182	$83,539	$885
Loss from operations	(210,395)	(2,182)	(83,539)	(885)

Other income & expenses:
Investment income on trust account	1,402,254	—	842,499	—
Total other income	1,402,254	—	842,499	—

Income tax expense	294,474	—	176,925	—
Net income (loss)	$897,385	$(2,182)	$582,035	$(885)

Weighted average redeemable common shares outstanding basic	6,674,033	2,156,250	8,000,000	2,156,250
Basic income per share, redeemable shares	$0.207	$(0.001)	$0.071	$(0.0004)

Weighted average redeemable common shares outstanding diluted	7,341,436	—	8,800,000	—
Diluted income per share, redeemable shares	0.186	—	0.065	—

Weighted average non-redeemable common shares outstanding basic	2,308,098	2,156,250	2,295,800	2,156,250
Basic loss per non-redeemable share	$(0.211)	$(0.001)	$0.005	$(0.0004)

Weighted average non-redeemable common shares outstanding diluted	2,332,776	2,156,250	2,325,380	2,156,250
Basic and diluted loss per non-redeemable share	$(0.199)	$(0.0010)	$0.005	$(0.0004)

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Changes in Stockholders’ Equity

(unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	equity
Balance at December 31, 2023 (audited)	2,156,250	$216	$24,784	$(1,782)	$23,218
Net Loss	—	—	—	(2,182)	(2,182)
Balance at June 30, 2024	2,156,250	$216	$24,784	$(3,964)	$21,036
Issuance of additional founder shares	143,750	14	1,652	(1,666)	—
Net loss	—	—	—	(23,668)	(23,668)
Balance at December 31, 2024 (audited)	2,300,000	$230	$26,436	$(29,298)	$(2,632)
Sale of 8,000,000 units at $10 per unit in IPO	8,000,000	800	79,999,200	—	80,000,000
Sale of 248,300 units in private placement	248,300	24	2,482,976	—	2,483,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	40,000	4	96	—	100
Issuance of advisor units	7,500	1	—	—	1
Reclassification of offering costs	—	—	(1,481,032)	—	(1,481,032)
Common shares subject to possible redemption	—	(800)	(80,799,200)	—	(80,800,000)
Accretion of common shares subject to possible redemption	—	—	(297,820)	—	(297,820)
Forfeiture of founder shares due to no over-allotment exercise by underwriter	(300,000)	—	—	—	—
Net Income	—	—	—	315,350	315,350
Balance at March 31, 2025	10,295,800	$259	$30,656	$286,052	$316,967
Accretion of common shares subject to possible redemption	—	—	(30,656)	(500,107)	(530,763)
	—	—	—	5,872,035	582,035
Balance at June 30, 2025	10,295,800	$259	$—	$367,980	$368,239

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$897,385	(2,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accured offering cost	(20,939)	—
Accounts payable	(21,716)	679
Prepaid expenses	(148,912)	—
Tax liability	294,474	—
Interest expense	6,671	—
Net cash used in operating activities	1,006,963	(1,503)

Cash flows from investing activities
Investment in trust account	(81,628,583)	—
Net cash used in investing activities	(81,628,583)	—

Cash flows from financing activities
Proceeds from promissory note	417,000	—
Repayment of promissory note	(548,671)	—
Proceeds from sale of 8,000,000 units at $10 per unit in IPO net of offering cost paid at closing	78,641,719	—
Proceeds from sale of 248,300 units to Sponsor in private placement	2,483,000	—
Proceeds from sale of 40,000 units to underwriters in private placement	100	—
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	100,000	—
Net cash provided by Financing activities	81,093,148	—

Net increase in cash	471,528	(1,503)
Cash at beginning of period	46,285	56,248
Cash at end of period	$517,813	$54,745

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2025 (UNAUDITED)

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company have until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,200,000 in aggregate) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025.

Marketable securities held in trust account

At June 30, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the three months ended June 30, 2025, the Company withdrew 311,736 of the interest income in the Trust Account for working capital purposes. During the six months ended June 30, 2025, the Company withdrew 573,671 of the interest income in total for working capital purposes.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and accounting expense incurred through the balance sheet date that are directly related to the IPO and that are charged to stockholders equity upon the completion of the IPO. Offering cost amounting to 1,481,032 (including $750,000 of underwriting fee and $250,000 of advisor fee) were charged to shareholders’ equity upon the completion of the IPO.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained or accumulated deficit if additional paid in capital account equals zero.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of June, 2025, the Company has estimated $294,474 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till June 30, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2025, to IPO date	$(106)
Net income from IPO date to June 30, 2025	897,491
Total income from January 1, 2025, to June 30, 2025	$897,385

	For the six months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total income allocated by class	$700,043	$197,342	$897,385
Less: Accretion allocated based on ownership percentage	(2,425,500)	(684,115)	(3,109,615)
Plus: Accretion applicable to the redeemable class	3,109,615	—	—
Total income (loss) by class	$1,384,158	$(486,773)	897,385

Weighted average shares	6,674,033	2,308,098	—
Earnings (loss) per ordinary share - Basic	$0.207	$(0.211)	—

	For the six months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$709,018	$188,367	$897,385
Less: Accretion allocated based on ownership percentage	(2,456,596)	(653,019)	(3,109,615)
Plus: Accretion applicable to the redeemable class	3,109,615	—	—
Total income (loss) by class	$1,362,037	$(464,652)	897,385

Weighted average shares	7,341,436	2,332,776	—
Earnings (loss) per ordinary share - Diluted	$0.186	$(0.199)	—

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months ended June 30, 2025:

Net income from April 1, 2025, to June 30, 2025	582,035
Total income from April 1, 2025, to June 30, 2025	$582,035

	For the three months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total income allocated by class	$453,987	$128,048	$582,035
Less: Accretion allocated based on ownership percentage	(413,995)	(116,768)	(530,763)
Plus: Accretion applicable to the redeemable class	530,763	—	—
Total income (loss) by class	$570,755	$11,280	582,035

Weighted average shares	8,000,000	2,295,800	—
Earnings (loss) per ordinary share - Basic	$0.071	$0.005	—

	For the three months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$459,808	$122,227	$582,035
Less: Accretion allocated based on ownership percentage	(419,303)	(111,460)	(530,763)
Plus: Accretion applicable to the redeemable class	530,763	—	—
Total income (loss) by class	$571,268	$10,767	582,035

Weighted average shares	8,800,000	2,325,380	—
Earnings (loss) per ordinary share - Diluted	$0.065	$0.005	—

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer and Chief Financial Officer in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statement.

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 31, 2025. The adoption resulted in disclosure changes only.

NOTE 3. INITIAL PUBLIC OFFERING

On January 30, 2025, the Company consummated its IPO of 8,000,000 Units at $10.00 per unit. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated Private Placement in which i) Sponsor and Ramnaraine Jaigobind purchased 223,300 and 25,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of June 30, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Company drew $125,000 under the promissory note. On April 1. 2025, the Company paid off the entire $125,000 balance.As of June 30, 2025, there was no balance outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of June 30, 2025, there was no outstanding balance under the promissory note.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. As of June 30, 2025, the Company has paid $90,000 to Sponsor.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001. On June 30, 2025, there were 2,295,800 common shares outstanding, excluding 8,000,000 shares subject to possible redemption.

Rights — Public Rights will entitle the holder to receive one-tenth common share per each Public Right. On June 30, 2025, the Company had 829,580 total rights including 800,000 Public Rights outstanding at the close of the IPO.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 24, 2025, the date that the financial statements were issued. On July 21, 2025, Company submitted instruction to withdraw $626,329 from the income earned in the Trust Account for working capital purposes. The company has withdrawn $1,200,000 in aggregate for working capital purposes. This wasthe final withdrawal for working capital purpose.

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity through June 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

We have until 24 months from the closing of the IPO to complete a Business Combination. If we are unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,200,000 in aggregate) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2025 were organizational activities, including those necessary to prepare for the IPO and identifying and working with the target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2025, the Company reported net income of $582,035, which consists of $842,499 in investment income earned in Trust Account, offset by $83,539 in general and administrative expenses and $176,925 income tax expense.

For the six months ended June 30, 2025, the Company reported net income of $897,385, which consists of $1,402,254 in investment income earned in Trust Account, offset by $210,395 in general and administrative expenses and $294,474 income tax expense.

For the three months ended June 30, 2024, the Company reported a net loss of $885, which consists of general and administrative expenses.

For the six months ended June 30, 2024, the Company reported a net loss of $2,182, which consists of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2025, we held a cash balance of $517,813. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $125,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On January 28, 2025, we issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of June 30, 2025, there was no balance outstanding under the promissory note.

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

Pursuant to the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust (“Trustee”) signed at IPO closing, we are allowed to withdraw up to $1,000,000 annually for working capital need from the investment income earned in the Trust Account. On May 14, 2025, Company signed a side letter the Underwriter pursuant to which Company agreed to restricted the withdrawal of interest from the Trust Account for working capital needs to $1,200,000 in total.As of June, 2025, we have withdrawn $573,671 from the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2025, there were no Working Capital Loans under this arrangement.

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

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of June 30, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Company drew $125,000 under the promissory note. On April 1. 2025, the Company paid off the entire $125,000 balance.As of June 30, 2025, there was no balance outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of June 30, 2025, there was no outstanding balance under the promissory note.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for us for a monthly fee of $15,000. As of June 30, 2025, we have paid $90,000 to the Sponsor.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025.

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

Marketable securities held in trust account

At June 30, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the three months ended June 30, 2025, the Company withdrew 311,736 of the interest income in the Trust Account for working capital purposes. During the six months ended June 30, 2025, the Company withdrew 573,671 of the interest income in the Trust Account for working capital purposes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital and retained or accumulated deficit if additional paid in capital account equals zero.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of June 30, 2025, the Company has estimated $294,474 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till June 30, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

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

Operating Segments

The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer and Chief Financial Officer in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statement.

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 31, 2025. The adoption resulted in disclosure changes only.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of June 30, 2025, there were 2,000,000 Founder Shares outstanding.

Our registration statement was declared effective on January 28, 2025. On January 30, 2025, we consummated our IPO of 8,000,000 Units at $10.00 per unit Each Unit consist of one Public Share and one Public Right to receive one-tenth common share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

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

Date: July 25, 2025	FG MERGER II CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)