Form 10-Q
period 2025-09-30
FG Merger II Corp.
filed 2025-11-05
CIK 1906364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025 there were 10,295,800 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER II CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG MERGER II CORP.

Balance Sheet

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$578,786	$46,285
Prepaid expense	120,391	—
Deferred offering cost	—	122,750
Total current assets	699,177	169,035
Cash held in trust account	81,850,181	—
TOTAL ASSETS	$82,549,358	$169,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,728	$25,728
Accrued offering cost	—	20,939
Tax liability	472,539	—
Promissory note	—	125,000
TOTAL LIABILITIES	$475,267	$171,667

COMMITMENTS AND CONTINGENCIES
Common stock; $0.0001 par value, subject to possible redemption, 8,000,000 shares at redemption value	$81,850,181	$—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
common stock, $0.0001 par value; 100,000,000 shares authorized; 2,295,800 issued and outstanding (excluding 8,000,000 shares subject to possible redemption)	$259	$230
Additional paid in capital	—	26,436
Accumulated deficit	223,651	(29,298)
Total Stockholders’ Equity	223,910	(2,632)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,549,358	169,035

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Operations

(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$802,988	$25,584	$592,593	$23,403
Loss from operations	(802,988)	(25,584)	(592,593)	(23,403)

Other income & expenses:
Investment income on trust account	2,250,181	—	847,927	—
Total other income	2,250,181	—	847,927	—

Income tax expense	472,539	—	178,065	—
Net income (loss)	$974,654	$(25,584)	$77,269	$(23,403)

Weighted average redeemable common shares outstanding basic	7,120,879	2,300,000	8,000,000	2,300,000
Basic income per share, redeemable shares	$0.21	$(0.01)	$0.01	$(0.01)

Weighted average redeemable common shares outstanding diluted	7,832,967	—	8,800,000	—
Diluted income per share, redeemable shares	0.19		0.01	—

Weighted average non-redeemable common shares outstanding basic	2,303,954	2,300,000	2,295,800	2,300,000
Basic loss per non-redeemable share	$(0.23)	$(0.01)	$(0.01)	$(0.01)

Weighted average non-redeemable common shares outstanding diluted	2,330,283	2,300,000	2,325,380	2,300,000
Basic and diluted loss per non-redeemable share	$(0.21)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Changes in Stockholders’ Equity

(unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at December 31, 2023 (audited)	2,156,250	$216	$24,784	$(1,782)	$23,218
Net Loss	—	—	—	(25,584)	(25,584)
Issuance of additional founder shares	143,750	14	1,652	(1,666)	—
Balance at September 30, 2024	2,300,000	$230	$26,436	$(29,032)	$(2,366)
Net loss	—	—	—	(266)	(266)
Balance at December 31, 2024 (audited)	2,300,000	$230	$26,436	$(29,298)	$(2,632)
Sale of 8,000,000 units at $10 per unit in IPO	8,000,000	800	79,999,200	—	80,000,000
Sale of 248,300 units in private placement	248,300	24	2,482,976	—	2,483,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	40,000	4	96	—	100
Issuance of advisor units	7,500	1	—	—	1
Reclassification of offering costs	—	—	(1,481,032)	—	(1,481,032)
Common shares subject to possible redemption	—	(800)	(80,799,200)	—	(80,800,000)
Accretion of common shares subject to possible redemption	—	—	(297,820)	—	(297,820)
Forfeiture of founder shares due to no over-allotment exercise by underwriter	(300,000)	—	—	—	—
Net Income	—	—	—	315,350	315,350
Balance at March 31, 2025	10,295,800	$259	$30,656	$286,052	$316,967
Accretion of common shares subject to possible redemption	—	—	(30,656)	(500,107)	(530,763)
	—	—	—	5,872,035	582,035
Balance at June 30, 2025	10,295,800	$259	$—	$367,980	$368,239
Accretion of common shares subject to possible redemption	—	—	—	(221,598)	(221,598)
Net Income	—	—	—	77,269	77,269
Balance at September 30, 2025	10,295,800	$259	$—	$223,651	$223,910

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$974,654	(25,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering cost	(20,939)	(3,081)
Accounts payable	(23,000)	25,519
Prepaid expenses	(120,391)	—
Tax liability	472,539	—
Interest expense	6,671	—
Net cash used in operating activities	1,289,534	(3,146)

Cash flows from investing activities
Investment in trust account	(81,850,181)	—
Net cash used in investing activities	(81,850,181)	—

Cash flows from financing activities
Proceeds from promissory note	417,000	—
Repayment of promissory note	(548,671)	—
Proceeds from sale of 8,000,000 units at $10 per unit in IPO net of offering cost paid at closing	78,641,719	—
Proceeds from sale of 248,300 units to Sponsor in private placement	2,483,000	—
Proceeds from sale of 40,000 units to underwriters in private placement	100	—
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	100,000	—
Net cash provided by Financing activities	81,093,148	—

Net increase in cash	532,501	(3,146)
Cash at beginning of period	46,285	56,248
Cash at end of period	$578,786	$53,102
Supplemental disclosure for non-cash financing activities:
Income tax and interest paid	—	—

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2025 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FG Merger II Corp. (the “Company” or “FGMC”) is a blank check company incorporated in Nevada on September 20, 2023. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the financial services industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and the search of Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO, and amount of $80,800,00 ($10.10 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company has until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,200,000 in aggregate) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination period.

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

Merger Agreement

On August 4, 2025, FGMC, Boxable Inc. (“Target” or “BOXABLE”) and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, Merger Sub will merge with and into BOXABL (the “First Merger”), with BOXABL surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, BOXABL (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger”), with Company continuing as the surviving public company (the “Combined Company”). By virtue of the consummation of the Mergers, the Combined Company will change its name to BOXABL Inc. The Boards of Directors of BOXABL, Company, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

Consideration

The aggregate merger consideration to be received by BOXABL stockholders is equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share. There is no minimum cash required to close the Merger.

Closing Conditions

The closing of the Mergers is subject to customary closing conditions, including, among others, approval of the transaction by the stockholders of BOXABL and FGMC, effectiveness of a registration statement on Form S-4 to be filed by the Company with the SEC in connection with the transaction, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, accuracy of representations and warranties, approval for listing of the Combined Company Common Stock on Nasdaq or NYSE, absence of any law or order prohibiting the consummation of the transaction, and other conditions as set forth in the Merger Agreement.

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either BOXABL or FGMC may terminate the agreement by written notice if the closing has not occurred on or before December 31, 2025 (the “Agreement End Date”), provided that the right to terminate on this basis is not available to any party whose breach of the agreement has proximately caused the failure of the closing to occur by such date. Termination is also permitted by mutual written consent of the parties, or by either party if a governmental authority enacts a law or order that makes consummation of the transactions illegal or otherwise prohibits the transaction, so long as the terminating party or its subsidiaries did not cause such prohibition by their own breach.

On November 3, 2025, Company entered into an amendment (the “Amendment”) to the Merger Agreement with Boxable. Pursuant to the Amendment, the parties to the Merger Agreement agreed to extend the Agreement End Date for the Merger Agreement from December 31, 2025, to March 31, 2026.

Termination Provisions

Additional termination rights include the ability for either party to terminate if the required stockholder approvals from either BOXABL or FGMC are not obtained at their respective stockholder meetings, unless the failure to obtain such approval is due to the action or inaction of the party seeking termination. The agreement may also be terminated by one party if the other party has committed a material breach of its representations, warranties, or covenants that would prevent the satisfaction of closing conditions, subject to a cure period of up to thirty (30) days (or any shorter period remaining before the Agreement End Date) after notice of such breach. Upon termination, the agreement becomes void and has no further effect, except for certain provisions that expressly survive, and subject to liability for any willful and material breach or actual fraud occurring prior to termination. Each party is responsible for its own fees and expenses incurred in connection with the agreement and the contemplated transactions, except as otherwise provided.

Certain Related Agreements

In connection with the execution of the Merger Agreement, the sponsor of FGMC, entered into a support agreement pursuant to which it agreed to vote its shares of FGMC in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”). Certain stockholders of the BOXABLE entered into a support agreement pursuant to which they agreed to vote their shares of BOAXABLE in favor of the transaction and take certain other actions in support of the Mergers (the “BOXABLE Support Agreement”). At closing, BOXABLE and FGMC will enter into lock-up agreements with certain BOXABLE stockholders (the “BOXABLE Lock-Up Agreements”) and with the sponsor (the “Sponsor Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the closing.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025.

Marketable securities held in trust account

At September 30, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the three months ended September 30, 2025, the Company withdrew 626,329 of the interest income in the Trust Account for working capital purposes. During the nine months ended September 30, 2025, the Company withdrew $1,200,000 of the interest income in total for working capital purposes.

Deferred offering costs

Deferred offering costs consist of legal, underwriter expenses and accounting expense incurred through the balance sheet date that are directly related to the IPO and that are charged to stockholder’s equity upon the completion of the IPO. Offering cost amounting to 1,481,032 (including $750,000 of underwriting fee and $250,000 of advisor fee) were charged to shareholders’ equity upon the completion of the IPO.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of September 30, 2025, the Company has estimated $472,539 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till September 30, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2025, to IPO date	$(106)
Net income from IPO date to September 30, 2025	974,760
Total income from January 1, 2025, to September 30, 2025	$974,654

	For the nine months ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total income allocated by class	$760,313	$214,341	$974,654
Less: Accretion allocated based on ownership percentage	(2,589,346)	(732,867)	(3,331,231)
Plus: Accretion applicable to the redeemable class	3,331,231	—	3,331,231
Total income (loss) by class	$1,493,180	$(518,526)	974,654

Weighted average shares	7,120,879	2,303,954	—
Earnings (loss) per ordinary share - Basic	$0.21	$(0.23)	—

	For the nine months ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$770,060	$204,594	$974,654
Less: Accretion allocated based on ownership percentage	(2,631,658)	(699,555)	(3,331,213)
Plus: Accretion applicable to the redeemable class	3,331,213	—	3,331,213
Total income (loss) by class	$1,469,615	$(494,961)	974,654

Weighted average shares	7,832,967	2,330,283	—
Earnings (loss) per ordinary share - Diluted	$0.19	$(0.21)	—

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts) for the three months ended September 30, 2025:

Net income from July 1, 2025, to September 30, 2025	77,269
Total income from July 1, 2025, to September 30, 2025	$77,269

	For the three months ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total income allocated by class	$60,270	$16,999	$77,269
Less: Accretion allocated based on ownership percentage	(172,846)	(48,752)	(221,598)
Plus: Accretion applicable to the redeemable class	221,598	—	221,598
Total income (loss) by class	$109,021	$(31,752)	77,269

Weighted average shares	8,000,000	2,295,800	—
Earnings (loss) per ordinary share - Basic	$0.01	$(0.01)	—

	For the three months ended September 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$61,043	$16,226	$77,269
Less: Accretion allocated based on ownership percentage	(175,062)	(46,536)	(221,598)
Plus: Accretion applicable to the redeemable class	221,598	—	221,598
Total income (loss) by class	$107,578	$(30,309)	77,269

Weighted average shares	8,800,000	2,325,380	—
Earnings (loss) per ordinary share - Diluted	$0.01	$(0.01)	—

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

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance as of January 31, 2025. The adoption resulted in disclosure changes only.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of September 30, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Company drew $125,000 under the promissory note. On April 1. 2025, the Company paid off the entire $125,000 balance. As of September 30, 2025, there was no balance outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of September 30, 2025, there was no outstanding balance under the promissory note.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. As of September 30, 2025, the Company has paid $135,000 to Sponsor.

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

Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.5% of the gross proceeds of the IPO (subject to the Company’s right, to allocate up to 50% of such fee to another financial institution in Company’s sole discretion) upon completion of the Business Combination. The deferred underwriter commission amount will be $2,800,000 payable only upon completion of the Business Combination.

Financial Advisor

Upon closing of the IPO, the Company paid $250,000 to the financial advisor and issued 25,000 private units ( “Advisor Units”).

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001. On September 30, 2025, there were 2,295,800 common shares outstanding, excluding 8,000,000 shares subject to possible redemption.

Rights — Public Rights will entitle the holder to receive one-tenth common share per each Public Right. On September 30, 2025, the Company had 829,580 total rights including 800,000 Public Rights outstanding at the close of the IPO.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 5, 2025, the date that the financial statements were issued.

On November 3, 2025, Company entered into an amendment (the “Amendment”) to the Merger Agreement with Boxable. Pursuant to the Amendment, the parties to the Merger Agreement agreed to extend the Agreement End Date for the Merger Agreement from December 31, 2025, to March 31, 2026.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or “FGMC” or refer to FG Merger II Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Merger Investors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

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

As of September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and search of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO, and amount of $80,800,00 ($10.10 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

Merger Agreement

On August 4, 2025, FGMC, Boxable Inc. (“Target” or “BOXABLE”) and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, Merger Sub will merge with and into BOXABL (the “First Merger”), with BOXABL surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, BOXABL (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger”), with Company continuing as the surviving public company (the “Combined Company”). By virtue of the consummation of the Mergers, the Combined Company will change its name to BOXABL Inc. The Boards of Directors of BOXABL, Company, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

Consideration

The aggregate merger consideration to be received by BOXABL stockholders is equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share. There is no minimum cash required to close the Merger.

Closing Conditions

The closing of the Mergers is subject to customary closing conditions, including, among others, approval of the transaction by the stockholders of BOXABL and FGMC, effectiveness of a registration statement on Form S-4 to be filed by the Company with the SEC in connection with the transaction, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, accuracy of representations and warranties, approval for listing of the Combined Company Common Stock on Nasdaq or NYSE, absence of any law or order prohibiting the consummation of the transaction, and other conditions as set forth in the Merger Agreement.

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either BOXABL or FGMC may terminate the agreement by written notice if the closing has not occurred on or before December 31, 2025 (the “Agreement End Date”), provided that the right to terminate on this basis is not available to any party whose breach of the agreement has proximately caused the failure of the closing to occur by such date. Termination is also permitted by mutual written consent of the parties, or by either party if a governmental authority enacts a law or order that makes consummation of the transactions illegal or otherwise prohibits the transaction, so long as the terminating party or its subsidiaries did not cause such prohibition by their own breach.

On November 3, 2025, Company entered into an amendment (the “Amendment”) to the Merger Agreement with Boxable. Pursuant to the Amendment, the parties to the Merger Agreement agreed to extend the Agreement End Date for the Merger Agreement from December 31, 2025, to March 31, 2026.

Termination Provisions

Additional termination rights include the ability for either party to terminate if the required stockholder approvals from either BOXABL or FGMC are not obtained at their respective stockholder meetings, unless the failure to obtain such approval is due to the action or inaction of the party seeking termination. The agreement may also be terminated by one party if the other party has committed a material breach of its representations, warranties, or covenants that would prevent the satisfaction of closing conditions, subject to a cure period of up to thirty (30) days (or any shorter period remaining before the Agreement End Date) after notice of such breach. Upon termination, the agreement becomes void and has no further effect, except for certain provisions that expressly survive, and subject to liability for any willful and material breach or actual fraud occurring prior to termination. Each party is responsible for its own fees and expenses incurred in connection with the agreement and the contemplated transactions, except as otherwise provided.

Certain Related Agreements

In connection with the execution of the Merger Agreement, the sponsor of FGMC, entered into a support agreement pursuant to which it agreed to vote its shares of FGMC in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”). Certain stockholders of the BOXABLE entered into a support agreement pursuant to which they agreed to vote their shares of BOAXABLE in favor of the transaction and take certain other actions in support of the Mergers (the “BOXABLE Support Agreement”). At closing, BOXABLE and FGMC will enter into lock-up agreements with certain BOXABLE stockholders (the “BOXABLE Lock-Up Agreements”) and with the sponsor (the “Sponsor Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2025 were organizational activities, including those necessary to prepare for the IPO and identifying and working with the target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2025, the Company reported net income of $77,269, which consists of $847,927 in investment income earned in Trust Account, offset by $592,583 in general and administrative expenses which primarily include $425,000 expense paid towards the Business Combination. The other offsetting expense was estimated $178,065 in income tax expense on income earned in the Trust Account.

For the nine months ended September 30, 2025, the Company reported net income of $974,654, which consists of $2,250181 in investment income earned in Trust Account, offset by $802,988 in general and administrative expenses which primarily include $425,000 expense paid towards the Business Combination. The other offsetting expense was estimated $472,539 in income tax expense on income earned in the Trust Account.

For the three months ended September 30, 2024, the Company reported a net loss of $23,403, which consists of general and administrative expenses.

For the nine months ended September 30, 2024, the Company reported a net loss of $25,584, which consists of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2025, we held a cash balance of $578,786. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $125,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On January 28, 2025, we issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of September 30, 2025, there was no balance outstanding under the promissory note.

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

Pursuant to the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust (“Trustee”) signed at IPO closing, we are allowed to withdraw up to $1,000,000 annually for working capital need from the investment income earned in the Trust Account. On May 14, 2025, Company signed a side letter the Underwriter pursuant to which Company agreed to restricted the withdrawal of interest from the Trust Account for working capital needs to $1,200,000 in aggregate. As of September 30, 2025, we have withdrawn $1,200,000 from the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2025, there were no Working Capital Loans under this arrangement.

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

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of September 30, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Company drew $125,000 under the promissory note. On April 1. 2025, the Company paid off the entire $125,000 balance. As of September 30, 2025, there was no balance outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of September 30, 2025, there was no outstanding balance under the promissory note.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for us for a monthly fee of $15,000. As of September 30, 2025, we have paid $135,000 to the Sponsor.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025.

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

Marketable securities held in trust account

At September 30, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the three months ended September 30, 2025, the Company withdrew 626,329 of the interest income in the Trust Account for working capital purposes. During the nine months ended September 30, 2025, the Company withdrew 1,200,000 of the interest income in the Trust Account for working capital purposes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of September 30, 2025, the Company has estimated $472,539 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till September 30, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A.    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of September 30, 2025, there were 2,000,000 Founder Shares outstanding.

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

2.1

Agreement and Plan of Merger, dated as of August 4, 2025, by and among Boxabl Inc., FG Merger II Corp., and FG Merger Sub II Inc. (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.1	Sponsor Support Agreement, dated as of August 4, 2025. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.2	Company Support Agreement, dated as of August 4, 2025 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.3	Form of Company Lock-Up Agreement (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

10.4	Form of Sponsor Lock-Up Agreement (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 5, 2025).

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

Date: November 5, 2025	FG MERGER II CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)