Form 10-K
period 2025-12-31
FG Merger II Corp.
filed 2026-03-31
CIK 1906364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2025, based upon the closing price of the ordinary shares on such date as reported on Nasdaq Global Market, was approximately $79,509,300.

As of March 31, 2026 there were 10,295,800 shares of Common Stock, par value $0.0001, issued and outstanding.

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

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our Business Combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our Business Combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described below) or available to use from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

As of December 31,2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and the search of Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company has until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,200,000 in aggregate) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its Business Combination within the Combination period.

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

Effecting Our Business Combination

We are not presently engaged in, and we will not engage in any operations for an indefinite period of time. All activity through December 31,2025 relates to the Company’s formation, the IPO and the search for merger target. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates nonoperating income in the form of interest income from the proceeds derived from the IPO.

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

Selection of a target business and structuring of our Business Combination

While we may pursue a Business Combination target in any industry or sector, we intend to focus our search on companies within the financial services industry in North America. We will seek to acquire established businesses that we believe are fundamentally sound, but would benefit from the financial, operational, technological, strategic or managerial improvements our Company and management team can provide to maximize value. We will also look at earlier-stage companies that exhibit the potential to change the industries in which they participate, and which offer the potential of sustained high levels of revenue growth with an articulated path to profitability. NASDAQ rules require that we must consummate a Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted). Our board of directors will make the determination as to the fair market value of our Business Combination. If our board of directors is not able to independently determine the fair market value of our Business Combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. Such diligence has been undertaken in connection with the pending Business Combination with BOXABLE.

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

Redemption rights for holders of public shares upon consummation of the Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares (up to an aggregate of 15% for each public stockholder of the shares sold in this offering, as described in more detail in this prospectus) upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our Business Combination, including interest earned on the funds held in the trust account (which interest shall be net of funds withdrawn for working capital purposes (not to exceed $1,200,000 in aggregate) and taxes payable, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account was initially $10.10 per public share. As of December 31, 2025 the amount in trust account was approximately $10.27 per public share. There will be no redemption rights upon the completion of our Business Combination with respect to our rights. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares they hold and any public shares they may acquire during or after this offering in connection with the completion of our Business Combination.

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

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count towards this quorum and our Initial Stockholders, Sponsor, officers and directors and the underwriters have agreed to vote any Founder Shares and the shares underlying the Private Units (the “Private Shares”) they hold and any public shares purchased during or after the Proposed Offering (including in open market and privately-negotiated transactions) in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Limitation on Redemption upon Completion of our Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated articles of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in this offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in this offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15% of the shares sold in this offering) for or against our Business Combination.

Redemption of Public Shares and Liquidation if no Business Combination

The Company has until 24 months from the closing of the IPO to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,200,000 in aggregate) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its Business Combination within the Combination period.

Business Combination Competition

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

Employees

We currently have two executive officers: Larry Swets, Jr., our Chief Executive Officer, and Hassan R. Baqar, our Chief Financial Officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our Business Combination.

Periodic Reporting and Financial Information

Our units, common stock and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct a Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We currently maintain our executive offices at 104 S. Walnut Street, Unit 1A, Itasca, IL 60143. Our executive offices are provided to us by our Sponsor at a minimal payment per month (included in the fee of up to $15,000 per month that we pay our sponsor for administrative and support services since the close of IPO). We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Stock

Our units, common stock, and rights are listed on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbols “FGMCU,” “FGMC,” and “FGMCR,” respectively.

At December 31, 2025, there were 10,295,800 of our common shares issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2023, the Company issued an aggregate of 2,156,250 shares of Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On October 18, 2023, the Sponsor transferred an aggregate of 465,000 Founder Shares to members of the Company’s management, board of directors and senior advisors, resulting in the Sponsor holding 1,691,250 Founder Shares. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders did not purchase any Public Shares in the IPO and excluding the securities underlying the $15 Private Warrants, the Private Units).

On August 21, 2024, the Company issued a dividend of approximately 0.066 Founder Shares for every issued and outstanding founder share resulting in our initial stockholders holding an aggregate of 2,300,000 Founder Shares, an increase of 143,750 founder compared to 2,156,250 initial Founder Shares issued.

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of December 31, 2025, there were 2,000,000 Founder Shares outstanding.

Company’s registration statement was declared effective on January 28, 2025. On January 30, 2025, the Company consummated its IPO of 8,000,000 Units at $10.00 per unit Each Unit consist of one Public Share and one Public Right to receive one-tenth common share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the closing of the IPO, the Company consummated Private Placement in which i) the Sponsor and Ramnaraine Jaigobind purchased 223,300 and 25,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate of 1,000,000 $15 Private Warrants at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

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

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and search of a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO, and amount of $80,800,000 ($10.10 per Unit) from the net proceed of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

We will provide our stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, we may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination. In the event that we seek stockholder approval in connection with a Business Combination, we will proceed with the Business Combination only if a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

The holders of Public Shares are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to our warrants and rights.

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

We have until 24 months from the closing of the IPO to complete a Business Combination. If we are unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of funds withdrawn for working capital purposes (not to exceed $1,200,000 in aggregate) and taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. There will be no redemption rights or liquidation distribution with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the Combination period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2025 were organizational activities, including those necessary to prepare for the IPO and identifying and working with the target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2025, the Company reported net income of $1,426,980, which consists of $3,036,888 in investment income earned in Trust Account, offset by $972,161 in general and administrative expenses which primarily include $425,000 expense paid towards the Business Combination. The other offsetting expense was estimated $637,747 in income tax expense on income earned in the Trust Account.

For the year ended December 31, 2024, the Company reported net loss of $25,850, which consists of 25,850 in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2025, we held a cash balance of $486,900. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $125,000 loan from Sponsor under a promissory note (“Promissory Notes”).

On January 28, 2025, we issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of December 31, 2025, there was no balance outstanding under the promissory note.

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

Pursuant to the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust (“Trustee”) signed at IPO closing, we are allowed to withdraw up to $1,000,000 annually for working capital need from the investment income earned in the Trust Account. On May 14, 2025, Company signed a side letter the Underwriter pursuant to which Company agreed to restricted the withdrawal of interest from the Trust Account for working capital needs to $1,200,000 in aggregate. As of December 31, 2025, we have withdrawn $1,200,000 from the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2025, there were no Working Capital Loans under this arrangement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

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

Underwriters are entitled to a underwriting discount equal to the lesser of (i) 750,000 (ii) an amount equal to $750,000 plus 1% of the gross proceeds from the sale of the Over-Allotment Units. At IPO closing, the underwriter was paid $750,000.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of December 31, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Company drew $125,000 under the promissory note. On April 1. 2025, the Company paid off the entire $125,000 balance. As of December 31, 2025, there was no balance outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of December 31, 2025, there was no outstanding balance under the promissory note.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for us for a monthly fee of $15,000. As of December 31, 2025, we have paid $180,000 to the Sponsor.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

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

Marketable securities held in trust account

At December 31, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the year ended December 31, 2025, the Company withdrew 1,200,000 of the interest income in the Trust Account for working capital purposes and withdrew $500,000 to pay the tax obligation.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of December 31, 2025, the Company has estimated $637,747 in income tax expense on the income earned in the Trust Account. Company paid $500,000 during the year 2025 towards taxes.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till December 31, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

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

Operating Segments

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in total assets, which include the following:

December 31,
2025
Cash	$486,900
Cash held in Trust Account	$82,136,888

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023 and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance for the full year 2025. The adoption resulted in disclosure changes only.

Business Combination

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the years ended December 31, 2025, there have been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Larry G. Swets, Jr.	51	Chief Executive Officer
Hassan R. Baqar	48	Chief Financial Officer
Scott D. Wollney	56	Chairman of the Board
Andrew B. McIntyre	63	Director
Richard E. Govignon	48	Director

Larry G. Swets, Jr., has served as our Chief Executive Officer since inception. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles.

Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018 and director of GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry, since June 2016. Since October 2024, Mr. Swets has served as senior advisor to Aldel Financial II Inc., a special purpose acquisition company in process of completing its business combination. Since September 2023, Mr. Swets has served as Chief Executive Officer of FG Merger II Corp., a special purpose acquisition company in the process of completing its business combination. Since September 2025, Mr. Swets has served as Chief Executive Officer of FG Imperii Acquisition Corp., a special purpose acquisition company in the process of completing its business combination. Since Februaury 2024, Mr Swets has served as Head of Merchant Banking of FG Nexus Inc.(“FGNX”), formerly FG Financial Group Inc. (“FGF”) which operates as a Ehereum Treasury Company and previously as a reinsurance and asset management holding company. From October 2021 to September 2024, Mr. Swets also served as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed as Saltire Capital Ltd. (TSX: SLT). Since September 2023, Mr. Swets serves as CEO of FG Merger III Corp., a special purpose acquisition company in the process of completing its IPO and is focused on searching for a target company in the financial services sector. Since September 2024, Mr. Swets serves as Executive Chairman of Saltire Capital Ltd. (TSX: SLT). Since June 2025, Mr. Swets has served as Chief Executive Officer of Greenland Exploration Limited.

Previously, Mr. Swets served as a director of FG Merger Corp. (Nasdaq: FGMCU), a special purpose acquisition company which merged with iCoreConnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, from February 2022 to August 2023, and as a director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. From October 2021 to September 2024, Mr. Swets also served as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed as Saltire Capital Ltd. (TSX: SLT). Mr.Swets served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market, from April 2021 to December 2021.

Mr. Swets also served as Chief Executive Officer of FG Nexus (“FGNX”), formerly FG Financial Group Inc. (“FGF”). from November 2020 to February 2024, after having served as interim CEO from June 2020 to November 2020, Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021, Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and director of 1347 Capital Corp., a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB), from April 2014 to July 2016. He was also a founder and served as Chairman of the Board of Unbounded Media Corporation from June 2019 to September 2023. Mr. Swets also previously served as a member of the board of directors of FG Nexus, formerly FG Financial Group Inc.. from November 2013 to February 2024, FG Group Holdings, Inc. from

October 2021 to February 2024, Harbor Custom Development, Inc. (Nasdaq: HCDI) from February 2020 to November 2023, Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021, Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018, Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012. Mr. Swets served as director of Insurance Income Strategies Ltd. from October 2017 to December 2021.

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

Hassan R. Baqar has served as our Chief Financial Officer since inception. Mr. Baqar has over 20 years of experience within financial services and other industries focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and Managing Member of Sequoia Financial LLC, a management services and advisory firm, since January 2019. Mr. Baqar serves as Chief Financial Officer of Aldel Financial II Inc., a special purpose acquisition company in process of completing its business combination since August 2024. Mr. Baqar also serves as a Chief Financial Officer of FG Merger II Corp., a special purpose acquisition company in the process of completing its business combination since October 2023, as a director of Fundamental Global Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020. Since November 2025, Mr. Baqar serves as Director of Capital Markets of Saltire Capital Ltd. (TSX: SLT). Since September 2023, Mr. Baqar serves as Chief Financial Officer of FG Merger III Corp., a special purpose acquisition company in the process of completing its IPO. Since September 2025, Mr. Baqar serves as Chief Financial Officer of FG Imperii Acquisition Corp, a special purpose acquisition company in the process of completing its business combination. Mr. Baqar serves as Chief Financial Officer and director of Greenland Exploration Limited since June 2025.

Previously, Mr. Baqar served as Chief Financial Officer from September 2024 to November 2025 of Saltire Capital Ltd. (TSX: SLT), Chief Financial Officer from August 2021 to February 2024 and Executive Vice President from December 2021 to February 2024 of FG Nexus Inc. (“FGNX”), formerly FG Financial Group Inc. (“FGF”)., which operates as a Ethereum Treasury Company and previously as a reinsurance and asset management holding company, as Chief Financial Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and is focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors from February 2021 to October 2023, as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda based reinsurance company from October 2017 to December 2021, as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, and as a director and Chief Financial Officer of Unbounded Media Corporation from June 2019 to September 2023, as a director, treasurer and secretary of Sponsor Protection Coverage and Risk, Inc., a South Carolina captive insurance company from October 2022 to April 2024. .Mr. Baqar served as a director of FG Merger Corp. (Nasdaq: FGMCU) from December 2021 to August 2023, a special purpose acquisition company which merged with iCoreconnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, and as Chief Financial Officer of Aldel Financial Inc. (NYSE: ADF) from January 2021 to December 2021, a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Baqar served as a member of the board of directors of FG Nexus Inc.from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NYSE: UIHC), a publicly held property and casualty insurance holding company, from August 2011 to April 2012.

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

Scott D. Wollney has served as our director since October 2023 and as our Chairman since January 2025. Since March 30, 2015, Mr. Wollney has served as a director of FG Nexus Inc. (“FGNX”). Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and as a Director of Atlas Financial Holdings, Inc. (“Atlas”), a specialty commercial automobile insurance holding company and has served as an independent director and audit committee chairperson on other public company boards. Since September 2025, Mr. Wollney has served as a director of FG Imperii Acquisition Corp., a special purpose acquisition company on process of completing its business combination. Since November 2023, Mr. Wollney has served as a director of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering.

From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (“KAI”), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998, and served as its President, from 2002 to 2008. Mr. Wollney has more than 30 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies, as well as brokerage operations. Mr. Wollney is an MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois.

Dr. Richard E. Govignon, Jr was appointed to the Board of Directors of FG Merger II Corp in October 2023. Dr. Govignon, 48, has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon is an experienced corporate director and trustee in the U.S. and Canada, with broad exposure to numerous industries. Dr. Govignon has served as a director of FG Nexus (Nasdaq: FGNX), a capital market vehicle dedicated to the accumulation and on-chain yield generation for Ethereum that creates a bridge between Ethereum and Wall Street, since December 2021. Since September 2024, Dr. Govignon has served as the director of Saltire Capital Ltd. (TSX: SLT.U), a company that combines investment in public and private markets with a publicly traded, permanent capital vehicle, providing entrepreneurs and business owners with an alternative to traditional private equity. Dr. Govignon is also a member of the board of directors of B-Scada, Inc. (OTC: SCDA), a company developing software and hardware products since June 2021. Since September 2025, Dr. Govignon has served as a director of FG Imperii Acquisition Corp., a special purpose acquisition company on process of completing its business combination. Since November 2023, Dr. Govignon has served as a director of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering. Govignon had been a director of Strong Global Entertainment, Inc. (NYSE: SGE), a corporation focused on supplying screens and providing technical support services to the cinema exhibition industry, theme parks, and other entertainment-related markets from January 2022 to September 2024. From April 2022 to September 2024, Dr. Govignon served as a member of the board of directors of FG Acquisition Corp (TSX: FGAA.U). This special purpose acquisition company merged with Strong/MDI Screen Systems, Inc. and was renamed Saltire Capital Ltd. (TSX: SLT). Since October 2023, Dr. Govignon has served as a member of the board of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering. Dr. Govignon served as a member of the board of directors of GreenFirst Forest Products, Inc. (TSXV: GFP), a public company focused on forest product investments, from January 2019 to December 2021. Dr. Govignon also served as a Trustee of the StrongVest ETF Trust (US: CWAI), which invested in a diversified portfolio of corporate bonds with varying maturities and equity securities from 2017 to 2019. Dr. Govignon has worked in the healthcare and pharmaceutical industry in various management and pharmacy positions for over 20 years, most recently with ShopRite Pharmacy since 2022 and previously with CVS Health Corporation (2022-2019 and from 2013-2017), with Acme Markets Inc. (2017-2019), and Rite Aid Corporation (2001-2013).

Dr. Govignon received a Bachelor of Science in Pharmacy and a Doctor of Pharmacy from the University of the Sciences in Philadelphia. Dr. Govignon has also received a Master of Business Administration from the Jack Welch Management Institute. Dr. Govignon’s managerial experience, combined with his investing and financial analysis expertise, makes him qualified to serve on our Board of Directors.

Andrew B. McIntyre has served as our Director since October 2023. Mr. McIntyre is Managing Director of Segwin Consulting Ltd., a consultancy specializing in M&A advisory and strategy development and execution. From November 2021 to September 2024, Mr. McIntyre has served as a director and audit committee member of the FG Acquisition Corp. (TSX: FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc. and was renamed Saltire Capital Ltd. (TSX: SLT). Since September 2024, Mr. McIntyre has served as a director of Saltire Capital Ltd. and, since June 2025 as a director of Mississaugas of the Credit Business Corporation. Since September 2025, Mr McIntyre has served as of FG Imperii Acquisition Corp., a special purpose acquisition company on process of completing its business combination. Since November 2023, Mr. McIntyre has served as a director of FG Merger III Corp., a special purpose acquisition company in process of completing its initial public offering

Mr. McIntyre served as Director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to December 2021. During his tenure as a director of GreenFirst Forest Products, Inc., Mr. McIntyre also served as a member of its audit committee. From July 2022 through December 2023, Mr. McIntyre was Senior Advisor at Deloitte LLP. Mr. McIntyre served Sofina Foods Inc. as Senior Vice President, Finance from September 2019 to June 2022. From October 2016 to August 2019, Mr. McIntyre served Samuel, Son & Co. Limited in the role of Vice President, Corporate Development. Previously, Mr. McIntyre was Vice President, Corporate Development at Vicwest Inc. Mr. McIntyre has served on the Boards of Directors of Kap Corporation, Burloak Technologies Inc., Pre-Insulated Metal Technologies Inc., BBi Enterprises Inc., MDS Capital Company and the Orthopaedic & Arthritic Institute. Mr. McIntyre’s formal designations include ICD.D., Chartered Financial Analyst, Master of Business Administration from the Schulich School of Business and P. Eng.

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

Director Independence

The rules of NASDAQ require that a majority of our board of directors be independent within one year of our initial public offering. Our board of directors has determined that Andrew B. McIntyre, Scott D. Wollney and Richard E. Govignon are “independent directors” as defined in NASDAQ rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $15,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Business Combination. Accordingly, it is likely that prior to the consummation of a Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Senior Advisor to the Board of Directors

We have appointed D. Kyle Cerminara, Ndamukong Suh and M. Wesley Schrader as a senior advisor. Senior Advisors will assist our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the consummation of this offering. We have entered into any formal arrangements or agreements with Senior Advisors to provide services to us and they will have no fiduciary obligations to present business opportunities to us. They will not be paid any finder’s fees, reimbursement, or consulting fee prior to, or in connection with any services rendered in order to effectuate, the consummation of our Business Combination (regardless of the type of transaction).

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

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, asset management, technology and communication sectors, including FG Nexus Inc. (NASDAQ: FGNX) (formerly known as Fundamental Global Inc., FG Financial Group, Inc. and as 1347 Property Insurance Holdings, Inc.), which operates as an Ethereum Treasury Company and previously as a reinsurance and asset management company, since December 2016; and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020. Mr. Cerminara has served as the Chairman and President since the founding of FG Communities, Inc. in July 2022. FG Communities is a corporation created to preserve and improve affordable housing through ownership and management of manufactured housing communities. From October 2021 to September 2024, Mr. Cerminara served as the Chairman of the board of directors of FG Acquisition Corp. (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc., and was renamed Saltire Capital Ltd. (TSX: SLT). Since September 2024, Mr. Cerminara serves as Vice-Chairman of Saltire Capital Ltd. From October 2023 to January 2025, Mr. Cerminara served as chairman of the board of directors of FG Merger II Corp., a special purpose acquisition company in the process of searching for a business combination target, and upon his resignation as chairman of the board of directors in January 2025, he has served as senior advisor to the board of directors. From November 2023 to May 2025, Mr. Cerminara served as the Chairman of the board of directors of FG Merger III Corp., a special purpose acquisition company that is in the process of completing its initial public offering and is focused on searching for a target company in the financial services sector. Since May 2025, Mr. Cerminara serves as a Senior Advisor to FG Merger III Corp. Since September 2025, Mr. Cerminara has served as Senior Advisor to FG Imperii Acquisition Corp. Since June 2025, Mr. Cerminara serves as director of Greenland Exploration Limited.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of February 24, 2026, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

The beneficial ownership of our common stock is based on 10,295,800 common shares issued and outstanding as of February 24, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of the Public Rights, Private Unit Rights and $15 Private Warrants that are not exercisable within 60 days of February 24, 2026.

	Number of shares	Approximate
Name and Address of Beneficial Owner(1)	beneficially owned(2)	percentage of class
FG Merger Investors II LLC(3)	1,402,910	11%
Larry G. Swets Jr.	200,000	*
Hassan R. Baqar	200,000	*
Andrew B. McIntyre	10,000	*
Scott D. Wollney	20,000	*
Richard E. Govignon	10,000	*
All officers, directors and director nominees as a group (5 persons)	440,000	4%
CVI Investments, Inc.(4)	790,000	8%
AQR Capital Management, LLC (5)	792,000	14%
Barclays PLC (6)	540,000	5%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following is 104 S. Walnut Street, Unit 1A, Itasca, IL 60143.
(2)	Interest shown includes founder shares
(3)	Larry wets, Jr., Hassan R. Baqar, and D. Kyle Cerminara are the managers of FG Merger Investors II LLC. The investment and voting decisions for FG Merger Investors II LLC are made jointly by the three managers and no one individual has a controlling decision. Under the so-called “rule of three,” because voting and dispositive decisions are made jointly by three managers, none of the managers is deemed to be a beneficial owner of securities held by FG Merger Investors II LLC. Accordingly, none of the managers of FG Merger Investors II LLC is deemed to have or share beneficial ownership of the securities held by FG Merger Investors II LLC.
(4)	As per the 13G filed on February 2, 2025, CVI Investments, Inc. own 790,000 common shares. The principal business address for CVI Investments, Inc. is PO Box 309GT Ugland House, South Church Street, George Town, Grand Cayman, KY1-1004, Cayman Islands
(5)	As per the 13G filed on May 13, 2025, AQR Capital Management LLC own 792,000 common shares. The principal business address for AQR Capital Management LLC is One Greenwich Plaze, Suite 130 Greenwich, Connecticut 06830.
(6)	As per the 13G filed on November, 11 2025, Barclays PLC. own 540,000 common shares. The principal business address for Barclays PLC is 1 Churchill Place, London - E14 5HP

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

Our amended and restated articles of incorporation provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated articles of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates. However, based on the existing relationships of our sponsor, directors and officers, their level of financial investment in us and the potential loss of such investment if no business combination is consummated, the fact that we may consummate a business combination with a target in a broad range of sectors, and that the type of transaction that we would target would be of a nature substantially different than what they would target, we do not believe that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

Our sponsor and our officers and directors or any of their affiliates may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Business Combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Business Combination. Other than Aldel Financial II Inc., and FG Imperii Acquisition which are a special purpose acquisition company affiliated with Mr. Baqar, the other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations. While there is no formal commitment to proceed in this manner, Mr. Baqar, to the extent that he is presented with opportunities that could benefit a SPAC, plans to give the first suitable transaction opportunity to Aldel Financial II Inc. and FG Imperii Acquisition Corp. and the third suitable transaction opportunity to this company, which is the sequence in which such entities are expected to become public. If Mr. Baqar is involved in any other subsequent blank check companies in the future, Mr. Baqar plans to give priority with respect to transaction opportunities first to Aldel Financial II Inc.& FG Imperii Acquisition Corp and third to this company. Our sponsor is not involved in a fiduciary capacity with, nor has any contractual obligations to, any other special purpose acquisition company (including FG Merger II Corp., FG Imperii Acquisition Corp. and Aldel Financial II Inc.). Other than as specified above, while there is no formal commitment to proceed in this manner, we expect that our company will have priority over any other special purpose acquisition companies (if any) subsequently formed by our sponsor, officers or directors with respect to acquisition opportunities until we complete our Business Combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential Business Combination. We expect this company to have priority with respect to such acquisition opportunities because our goal is to complete a business combination with a strong target company and build a track record which includes the successful completion of our Business Combination before turning to other potential opportunities in the market for subsequently formed special purpose acquisition companies. As a result of the foregoing, we do not believe that any potential conflicts from our management team’s other business or investment ventures would materially affect our ability to complete our Business Combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Larry G. Swets Jr	GreenFirst Product, Inc.	Forest Products	Director
	Itasca Golf Managers, Inc.	Real Estate and Hospitality	President
	Saltire Capital Ltd.	Holding Company	Executive Chairman
	FG Imperii Acquisition Corp.	Special Purpose Acquisition Company	Chief Executive Officer

Hassan R. Baqar	FG Reinsurance Ltd.	Reinsurance	Director
	Saltire Capital Ltd.	Holding Company	Chief Financial Officer
	Craveworthy LLC	Restaurant Portfolio Company	Manager
	Sequoia Financial LLC	Management Services & Advisory	Managing Member
	Aldel Financial II Inc.	Special Purpose Acquisition Company	Chief Financial Officer
	FG Imperii Acquisition Corp.	Special Purpose Acquisition Company	Chief Financial Officer
Scott D. Wollney	FG Nexus Inc.	Reinsurance, Investment Management	Director
	Atlas Financial Holdings, Inc.	Property & Casualty Insurance	Director & CEO
	FG Imperii Acquisition Corp.	FG Imperii Acquisition Corp.	Chairman
Richard E. Govignon	FG Nexus Inc.	Reinsurance, Investment Management	Director
	Strong Global Entertainment	Cinema Exhibition Industry	Director
	Saltire Capital Ltd.	Holding Company	Director
	B-Scada Inc.	Software and Hardware Development	Director
	Dnerus Financial	Family Asset Management	Partner
	FG Imperii Acquisition Corp.	FG Imperii Acquisition Corp.	Director
Andrew B. McIntyre	Saltire Capital Ltd.	Holding Company	Director
	Segwin Consulting Ltd.	Solar Energy, Business Consulting	Director
	FG Imperii Acquisition Corp.	FG Imperii Acquisition Corp.	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our Initial Stockholder purchased Founder Shares prior to the IPO and purchase Private Placement Securities in the Private Placement that closed simultaneously with the closing of the IPO. Our Initial Shareholder have entered into agreements with us, pursuant which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our Initial Stockholders with respect to any public shares acquired by them in or after this offering. Additionally, our Initial Stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if we fail to complete our Business Combination within the prescribed time frame or any extended period of time that we may have to consummate an Business Combination as a result of an amendment to our amended and restated articles of incorporation. If we do not complete our Business Combination within the prescribed time frame, the Private Placement Securities will expire worthless. Furthermore, our Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until: (i) with respect to 50% of the Founder Shares, the earlier of (x) twelve months after the date of the consummation of Business Combination or (y) the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our Business Combination and (ii) with respect to the remaining 50% of the Founder Shares, twelve months after the date of the consummation of our Business Combination. In addition, we could agree to permit the holders of our Founder Shares to transfer shares or agree to cancel such securities. Although no such transfers or cancellations are contemplated, we could agree to permit such transfer or cancellation to facilitate the closing of a Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any Founder Shares. We refer to such transfer restrictions throughout this prospectus as the lock-up. Notwithstanding the foregoing, if we consummate a transaction after our Business Combination which results in our stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up. Subject to certain limited exceptions, the $15 Exercise Price Warrants will not be transferable until 30 days following the completion of our Business Combination. Because each of our executive officers and directors will own common stock, rights or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with a Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

Similarly, if we agree to pay our Sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination as any such fee may not be paid unless we consummate such business combination.

We are not prohibited from pursuing an Business Combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination as such affiliated person(s) would have interests different from our public stockholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our Business Combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination.

Further, commencing on the date our securities are first listed on NASDAQ, we will also pay our sponsor $15,000 per month for office space, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our Business Combination to our public stockholders for a vote, our initial stockholders and holders of Underwriter Shares have agreed to vote their founder shares and Underwriter Shares, and our initial stockholders and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our Business Combination.

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

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated articles of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Nevada law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in this offering or thereafter (in the event we do not consummate an Business Combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Fruci in connection with regulatory filings. The aggregate fees billed by Fruci for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statement and other required filings with the SEC was $60,500 for the fiscal years ended December 31,2025 The above amounts include interim procedures and audit fees and retainer for the annual audit, as well as attendance at audit committee meetings.

Tax Fees. We did not pay Fruci for tax planning and tax advice for the fiscal years ended December 31, 2025

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following are filed with this report:

FG MERGER II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of FG Merger II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FG Merger II Corp. (“the Company”) as of December 31, 2025 and 2024, and the related statements of operations, statements of changes in shareholders’ equity, and statements of cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2023.

Spokane, Washington
March 31, 2026

ITEM 1. FINANCIAL STATEMENTS.

FG Merger II Corp.

Balance Sheets

	December 31,	December 31,
	2025	2024
	(Audited))	(Audited)
ASSETS
Current assets
Cash	$486,900	$46,285
Prepaid expense	97,547	—
Deferred offering cost	—	122,750
Total current assets	584,447	169,035
Cash held in trust account	82,136,888	—
TOTAL ASSETS	$82,721,335	$169,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$57,171	$25,728
Accrued offering cost	—	20,939
Tax liability	137,747	—
Promissory note	—	125,000
TOTAL LIABILITIES	$194,918	$171,667

COMMITMENTS AND CONTINGENCIES
Common stock; $0.0001 par value, subject to possible redemption, 8,000,000 shares at redemption value	$82,136,888	$—

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
common stock, $0.0001 par value; 100,000,000 shares authorized; 2,295,800 issued and outstanding (excluding 8,000,000 shares subject to possible redemption)	$259	$230
Additional paid in capital	—	26,436
Accumulated deficit	389,270	(29,298)
Total Stockholders’ Equity	389,529	(2,632)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,721,335	169,035

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

Statements of Operations

(Audited)

	For the year	For the year
	ended	ended
	December 31,	December 31,
	2025	2024
Operating expenses:
General and administrative expenses	$972,161	$25,850
Loss from operations	(972,161)	(25,850)

Other income & expenses:
Investment income on trust account	3,036,888	—
Income before taxes	2,064,727	—
Income tax expense	637,747	—
Net income (loss)	$1,426,980	$(25,850)

Weighted average redeemable common shares outstanding basic	7,342,466	2,207,842
Basic income per share, redeemable shares	$0.26	$(0.01)

Weighted average redeemable common shares outstanding diluted	8,076,712	—
Diluted income per share, redeemable shares	0.23	—

Weighted average non-redeemable common shares outstanding basic	2,301,899	—
Basic loss per non-redeemable share	$(0.21)

Weighted average non-redeemable common shares outstanding diluted	2,329,047	—
Basic and diluted loss per non-redeemable share	$(0.20)	$—

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

Statements of Changes in Shareholders’ Equity

For the year ended December 31, 2025 and December 31, 2024

(Audited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at December 31, 2023	2,156,250	$216	$24,784	$(1,782)	$23,218
Issuance of additional founder shares	143,750	14	1,652	(1,666)	—
Net loss	—	—	—	(25,850)	(25,850)
Balance at December 31, 2024	2,300,000	$230	$26,436	$(29,298)	$(2,632)
Sale of 8,000,000 units at $10 per unit in IPO	8,000,000	800	79,999,200	—	80,000,000
Sale of 248,300 units in private placement	248,300	24	2,482,976	—	2,483,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	40,000	4	96	—	100
Issuance of advisor units	7,500	1	—		1
Reclassification of offering costs	—	—	(1,481,032)	—	(1,481,032)
Common shares subject to possible redemption	—	(800)	(80,799,200)	—	(80,800,000)
Forfeiture of founder shares due to no over-allotment exercise by underwriter	(300,000)	—	—	—	—
Accretion of common shares subject to possible redemption	—	—	(328,476)	(1,008,412)	(1,336,888)
Net Income	—	—	—	1,426,980	1,426,980
Balance at December 31, 2025	$10,295,800	$259	$—	$389,270	$389,529

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

Statements of Cash Flows

(Audited)

	For the year ended	For the year ended
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$1,426,980	(25,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred offering cost	(20,939)	(8,080)
Accounts payable	31,443	23,967
Prepaid expenses	(97,547)	—
Tax liability	137,747	—
Interest expense	6,671	—
Net cash used in operating activities	1,484,355	(9,963)

Cash flows from investing activities
Investment in trust account	(82,136,888)	—
Net cash used in investing activities	(82,136,888)	—

Cash flows from financing activities
Proceeds from promissory note	417,000	—
Repayment of promissory note	(548,671)	—
Proceeds from sale of 8,000,000 units at $10 per unit in IPO net of offering cost paid at closing	78,641,719	—
Proceeds from sale of 248,300 units to Sponsor in private placement	2,483,000	—
Proceeds from sale of 40,000 units to underwriters in private placement	100	—
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	100,000	—
Net cash provided by Financing activities	81,093,148	—

Net increase in cash	440,615	(9,963)
Cash at beginning of period	46,285	56,248
Cash at end of period	$486,900	$46,285
Supplemental disclosure for non-cash financing activities:
Offering cost	1,481,032	122,750

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2025

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

As of December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and the search of Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Marketable securities held in trust account

At December 31 2025, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation. During the twelve months ended December 31, 2025, the Company withdrew $1,200,000 of the interest income in total for working capital purposes and withdrew $500,000 to pay tax liability.

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

Warrant and Right Instruments

The Company accounts for the Public Rights issued in connection with the IPO, the Private Unit Rights and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, the Public Rights and the Private Unit Rights and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights, Private Unit Rights and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2025, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. Company’s year end is December 31 and no statutory tax deadline has yet occurred.

As of December 31, 2025, Company has estimated $998,592 in capitalized start-up cost. Company applied a 21% federal tax rate and determined estimated deferred tax asset amount of approximate $209,704.Company have taken a conservative approach and elected to take full valuation allowance against the deferred tax asset due to the uncertainty of the long term use of the asset.

As of December 31, 2025, the Company has estimated $637,747 in federal income tax expense on the income earned in the Trust Account. During third quarter of 2025, Company made an estimated tax payment of $500,000.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till December 31, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

The following table reflects the calculation of basic and diluted net income(loss) per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2025, to IPO date	$(106)
Net income from IPO date to December 31, 2025	1,427,086
Total income from January 1, 2025, to December 31, 2025	$1,426,980

	For the year ended December 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total income allocated by class	$1,113,127	$313,853	$1,426,980
Less: Accretion allocated based on ownership percentage	(2,821,978)	(795,942)	(3,617,920)
Plus: Accretion applicable to the redeemable class	3,617,920	—	3,617,920
Total income (loss) by class	$1,909,069	$(482,089)	1,426,980

Weighted average shares	7,342,466	2,301,899	—
Earnings (loss) per ordinary share - Basic	$0.26	$(0.21)	—

	For the year ended December 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$1,127,398	$299,582	$1,426,980
Less: Accretion allocated based on ownership percentage	(2,858,157)	(759,763)	(3,617,920)
Plus: Accretion applicable to the redeemable class	3,617,920	—	3,617,920
Total income (loss) by class	$1,887,161	$(460,181)	1,426,980

Weighted average shares	8,076,712	2,329,047	—
Earnings (loss) per ordinary share - Diluted	$0.23	$(0.20)	—

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

Operating Segments

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2025	2024
General and administrative expenses	$972,161	$25,850
Interest earned on the Trust Account	$3,036,888	—

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance for the year ended 2025. The adoption resulted in disclosure changes only

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is intended to improve transparency regarding the nature and magnitude of factors contributing to differences between the statutory tax rate and the effective tax rate, as well as cash taxes paid by jurisdiction.

The Company adopted this standard effective January 1, 2025 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments are disclosure-only in nature. Prior-period amounts have been recast to conform to the current-period presentation, where applicable.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3. INITIAL PUBLIC OFFERING

On January 30, 2025, the Company consummated its IPO of 8,000,000 Units at $10.00 per unit. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000

NOTE 4. PRIVATE PLACEMENT

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of December 31, 2025, there were 2,000,000 Founder Shares outstanding.

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

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Company drew $125,000 under the promissory note. On April 1. 2025, the Company paid off the entire $125,000 balance. As of December 31, 2025, there was no balance outstanding under the Promissory Notes. The Promissory Notes are noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest As of December 31, 2025, there was no outstanding balance under the promissory note.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. As of December 31, 2025, the Company has paid $180,000 to Sponsor. There was $15,000 due to Sponsor at as of December 31, 2025

Both executive officers of the Company serve as the managers of the Sponsor at close of the IPO

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

The underwriter are entitled to a underwriting discount equal to the lesser of (i)750,000 (ii) an amount equal to $750,000 plus 1% of the gross proceeds from the sale of the Over-Allotment Units. At IPO closing, underwriter were paid $750,000.

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

Financial Advisor

Upon closing of the IPO, the Company paid $250,000 to the financial advisor and issued 7,500 private units ( “Advisor Units”).

NOTE 7. STOCKHOLDERS’ EQUITY

Common Shares – The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001. On December 31, 2025, there were 2,295,800 common shares outstanding, excluding 8,000,000 shares subject to possible redemption.

Rights – Public Rights will entitle the holder to receive one-tenth common share per each Public Right. On December 31, 2025, the Company had 829,580 total rights including 800,000 Public Rights outstanding at the close of the IPO.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions occurred through the date of filing.Company has no material subsequent event to report.

EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

No.	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of August 4, 2025, by and among Boxabl Inc., FG Merger II Corp., and FG Merger Sub II Inc. (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)

2.2

Amendment to Merger Agreement, dated as of November 3, 2025, by and among FG Merger II Corp., BOXABL Inc., and FG Merger Sub II Inc. (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 4, 2025)

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

4.5	Description of Registrant’s Securities.

10.1

Letter Agreement, dated January 28, 2025, by and among the Company and its officers, directors, and the Sponsor (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.2

Investment Management Trust Agreement, dated January 28, 2025, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.3

Registration Rights Agreement, dated January 28, 2025, by and among the Registrant and certain security holders (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.4

Administrative Services Agreement , dated January 28, 2025, by and between the Registrant and the Sponsor (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.5

Indemnity Agreements, each dated as of January 28, 2025, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.6

Private Placement Units Purchase Agreement, dated January 28, 2025, by and between the Company and the Sponsor (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.7

$15 Exercise Price Warrants Purchase Agreement, dated January 28, 2025, between the Registrant and FG Merger Investors LLC (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.8

Rights Agreement, dated January 28, 2025, by and between FG Merger II Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on February 3, 2025)

10.9	Sponsor Support Agreement, dated as of August 4, 2025 (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)

10.10	Company Support Agreement, dated as of August 4, 2025 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)

10.11	Form of Company Lock-Up Agreement (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)

10.12	Form of Sponsor Lock-Up Agreement (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 5, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Insider Trading Policy (incorporated by reference to exhibit 95 to the Annual Report on Form 10-K filed with the SEC on February 21, 2025)

97	Clawback Policy (incorporated by reference to exhibit 97 to the Annual Report on Form 10-K filed with the SEC on February 21, 2025)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	FG Merger II Corp.

	By:	/s/ Larry G. Swets Jr.
Name: Larry G. Swets Jr.
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	FG Merger II Corp.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Scott D. Wolney	Chairman of the board	March 31, 2026
Scott D. Wollney

/s/ Andrew B. McIntyre	Director	March 31, 2026
Andrew B. McIntyre

/s/ Richard E. Govignon	Director	March 31, 2026
Richard E. Govignon