Form 10-Q
period 2026-03-31
FG Merger II Corp.
filed 2026-05-14
CIK 1906364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	FGMC-U	THE NASDAQ STOCK MARKET LLC
Common stock	FGMC	THE NASDAQ STOCK MARKET LLC
Rights	FGMCR	THE NASDAQ STOCK MARKET LLC

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

As of May 14, 2026 there were 10,295,800 shares of Common Stock, par value $0.0001 issued and outstanding.

FG MERGER II CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FG MERGER II CORP.

Balance Sheet

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$243,235	$486,900
Prepaid expense	75,207	97,547
Total current assets	318,442	584,447
Cash held in trust account	82,859,112	82,136,888
TOTAL ASSETS	$83,177,554	$82,721,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,464	$57,171
Tax liability	298,911	137,747
TOTAL LIABILITIES	$363,375	$194,918

COMMITMENTS AND CONTINGENCIES
Common stock; $0.0001 par value, subject to possible redemption, 8,000,000 shares at redemption value	$82,859,112	$82,136,888

STOCKHOLDERS’ EQUITY
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
common stock, $0.0001 par value; 100,000,000 shares authorized; 2,295,800 issued and outstanding (excluding 8,000,000 shares subject to possible redemption)	$259	$259
Additional paid in capital	—	—
Accumulated deficit	(45,192)	389,170
Total Stockholders’ Equity	(44,933)	389,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,177,554	82,721,335

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Operating expenses:
General and administrative expenses	$273,298	$126,856
Loss from operations	(273,298)	(126,856)

Other income & expenses:
Investment income on trust account	722,224	559,755
Income tax expense	161,164	117,549
Total other income	561,060	442,206

Net income (loss)	$287,762	$315,350

Weighted average redeemable common shares outstanding basic	8,000,000	5,333,333
Basic income per share, redeemable shares	$0.05	$0.15

Weighted average redeemable common shares outstanding diluted	8,800,000	5,866,667
Diluted income per share, redeemable shares	0.04	0.14

Weighted average non-redeemable common shares outstanding basic and diluted	2,295,800	2,320,533
Baisc and diluted loss per non-redeemable share	$(0.04)	$(0.21)

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Changes in Stockholders’ Equity

(unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at December 31, 2024 (audited)	2,300,000	$230	$26,436	$(29,298)	$(2,632)
Sale of 8,000,000 units at $10 per unit in IPO	8,000,000	800	79,999,200	—	80,000,000
Sale of 248,300 units in private placement	248,300	24	2,482,976	—	2,483,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	40,000	4	96	—	100
Issuance of advisor units	7,500	1	—	—	1
Reclassification of offering costs	—	—	(1,481,032)	—	(1,481,032)
Common shares subject to possible redemption	—	(800)	(80,799,200)	—	(80,800,000)
Accretion of common shares subject to possible redemption	—	—	(297,820)	—	(297,820)
Forfeiture of founder shares due to no over-allotment exercise by underwriter	(300,000)	—	—	—	—
Net Income	—	—	—	315,350	315,350
Balance at March 31, 2025	10,295,800	$259	$30,656	$286,052	$316,967
Accretion of common shares subject to possible redemption	—	—	(30,656)	(1,008,412)	(1,039,068)
Net Income	—	—	—	1,111,630	1,111,630
Balance at December 31, 2025 (audited)	10,295,800	259	—	389,270	389,529
Accretion of common shares subject to possible redemption	—	—	—	(722,224)	(722,224)
Net Income	—	—	—	287,762	287,762
Balance at March 31, 2026	10,295,800	259	—	(45,192)	(44,933)

The accompanying notes are an integral part of the financial statements.

FG MERGER II CORP.

Statement of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$287,762	315,350
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued offering cost	—	(20,939)
Accounts payable	7,293	(19,900)
Prepaid expenses	22,340	(176,656)
Tax liability	161,164	117,549
Interest expense	—	6,303
Net cash used in operating activities	478,559	221,707

Cash flows from investing activities
Investment in trust account	(722,224)	(81,097,820)
Net cash used in investing activities	(722,224)	(81,097,820)

Cash flows from financing activities
Proceeds from promissory note	—	417,000
Repayment of promissory note	—	(261,935)
Proceeds from sale of 8,000,000 units at $10 per unit in IPO net of offering cost paid at closing	—	78,641,719
Proceeds from sale of 248,300 units to Sponsor in private placement	—	2,483,000
Proceeds from sale of 40,000 units to underwriters in private placement	—	100
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	—	100,000
Net cash provided by Financing activities	—	81,379,884

Net increase in cash	(243,665)	503,771
Cash at beginning of period	486,900	46,285
Cash at end of period	$243,235	$550,056
Supplemental disclosure for non-cash financing activities:
Offering cost	—	(1,481,032)

The accompanying notes are an integral part of the financial statements.

FG Merger II Corp.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2026 (UNAUDITED)

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On April 6, 2026, Company entered into an amendment (the “Second Amendment”) to the Merger Agreement with BOXABL. Pursuant to the Second Amendment, the parties to the Merger Agreement agreed to extend the Agreement End Date for the Merger Agreement from March 31, 2026, to July 31, 2026.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026.

Marketable securities held in trust account

At March 31, 2026, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation.

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

Warrant and Right Instruments

The Company accounts for the Public Rights issued in connection with the IPO, the Private Unit Rights and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, Public Rights and the Private Unit Rights and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights, Private Unit Rights and $15 Private Warrant no longer meet the criteria for equity treatment, they will record as a liability and remeasured each period with changes recorded in the statement of operations.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2026, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of March 31, 2026, the Company has estimated $161,164 in income tax expense on the income earned in the Trust Account.

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

The following table reflects the calculation of basic and diluted net income(loss) per share of common stock (in dollars, except per share amounts):

Net loss from January 1, 2026, to March 31, 2026	$287,762

	For the three months ended March 31, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	100%
Total income allocated by class	$224,454	63,308	287,762
Less: Accretion allocated based on ownership percentage	(563,335)	(158,889)	(722,224)
Plus: Accretion applicable to the redeemable class	722,224	—	722,224
Total income (loss) by class	$383,344	$(95,582)	287,762

Weighted average shares	8,000,000	2,295,800	—
Earnings (loss) per ordinary share - Basic	$0.05	$(0.04)	—

	For the three months ended March 31, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$227,332	60,430	287,762
Less: Accretion allocated based on ownership percentage	(570,557)	(151,667)	(722,224)
Plus: Accretion applicable to the redeemable class	722,224	—	722,224
Total income (loss) by class	$378,999	$(91,237)	287,762

Weighted average shares	8,800,000	2,325,380	—
Earnings (loss) per ordinary share - Diluted	$0.04	$(0.04)	—

Net loss from January 1, 2025, to IPO date	$(106)
Net income from IPO date to March 31, 2025	315,456
Total income from January 1, 2025, to March 31, 2025	$315,350

	For the three months ended March 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total income allocated by class	$246,056	$69,294	$315,350
Less: Accretion allocated based on ownership percentage	(2,011,504)	(567,348)	(2,578,852)
Plus: Accretion applicable to the redeemable class	2,578,852	—	—
Total income (loss) by class	$813,404	$(498,054)	315,350

Weighted average shares	5,333,333	2,320,533	—
Earnings (loss) per ordinary share - Basic	$0.153	$(0.21)	—

	For the three months ended March 31, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – Diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$249,210	$66,140	$315,350
Less: Accretion allocated based on ownership percentage	(2,037,293)	(541,559)	(2,578,852)
Plus: Accretion applicable to the redeemable class	2,578,852	—	—
Total income (loss) by class	$790,769	$(475,419)	315,350

Weighted average shares	5,866,667	2,340,253	—
Earnings (loss) per ordinary share - Diluted	$0.135	$(0.203)	—

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

	March 31, 2026	March 31, 2025
General and administrative expenses	$273,298	$126,856
Interest earned in the Trust Account	$722,224	559,755

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

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance for the year ended 2025. The adoption resulted in disclosure changes only.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of March 31, 2026, there were 2,000,000 Founder Shares outstanding.

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

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. As of March 31, 2026, there was no outstanding balance due under the promissory note.

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. As of March 31, 2026, the Company has paid $45,000 to Sponsor.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001. On March 31, 2026, there were 2,295,800 common shares outstanding, excluding 8,000,000 shares subject to possible redemption.

Rights — Public Rights will entitle the holder to receive one-tenth common share per each Public Right. On March 31, 2026, the Company had 829,580 total rights including 800,000 Public Rights outstanding at the close of the IPO.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

On April 1, 2026, the Company withdrew $147,2444 from the income earned in the Trust Account to pay the tax liability.

On April 6, 2026, Company entered into an amendment (the “Second Amendment”) to the Merger Agreement with BOXABL. Pursuant to the Second Amendment, the parties to the Merger Agreement agreed to extend the Agreement End Date for the Merger Agreement from March 31, 2026, to July 31, 2026.

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

As of March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On April 6, 2026, Company entered into an amendment (the “Second Amendment”) to the Merger Agreement with BOXABL. Pursuant to the Second Amendment, the parties to the Merger Agreement agreed to extend the Agreement End Date for the Merger Agreement from March 31, 2026, to July 31, 2026.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2026 were organizational activities, including those necessary to identifying and working with the target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2026, the Company reported net income of $287,762, which consists of $722,224 in investment income earned in Trust Account, offset by $273,298 in general and administrative expenses and $161,164 income tax expense.

For the three months ended March 31, 2025, the Company reported a net income of $315,350 which consists of $559,755 in investment income earned in Trust Account, offset by $126,856 in general and administrative expenses and $117,549 in income tax expense.

Liquidity and Capital Resources

As of March 31, 2026, we held a cash balance of $243,235. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $125,000 loan from Sponsor under a promissory note (“Promissory Notes”).

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

Pursuant to the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust (“Trustee”) signed at IPO closing, we are allowed to withdraw up to $1,000,000 annually for working capital need from the investment income earned in the Trust Account. As of March 31, 2026, we have withdrawn $1,200,000 from the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2026, there were no Working Capital Loans under this arrangement.

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

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.

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

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of March 31, 2026, there were 2,000,000 Founder Shares outstanding.

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

On January 28, 2025, we issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bear interest at the rate of 12% per year and will mature on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. As of March 31, 2026, there was no balance outstanding under the promissory note.

Administrative Services Agreement

We entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for us for a monthly fee of $15,000. As of March 31, 2026, we have paid $45,000 to the Sponsor.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026.

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

Marketable securities held in trust account

At March 31, 2026, substantially all of the assets held in the Trust Account were invested in a money market fund focused on U.S Treasury obligation.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2026, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As of March 31, 2026, the Company has estimated $161,164 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilize two class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net income for the period from January 1, 2026 to March 31, 2026 was allocated to redeemable and non-redeemable common shares. Net loss for the period from January 1, 2025 to IPO was allocated fully to the non-redeemable common shares. Net income from IPO till March 31, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants.

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

	March 31, 2026	March 31, 2025
General and administrative expenses	$273,298	$126,856
Interest earned in the Trust Account	$722,224	559,755

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

Recently issued accounting standard

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07, which is applicable to entities with a single reportable segment, will primarily require enhanced disclosures about significant segment expenses and enhanced disclosures in interim periods. The guidance in ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company adopted this guidance for the year ended 2025. The adoption resulted in disclosure changes only.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2026	FG MERGER II CORP.

	By:	/s/ Hassan R. Baqar
Name: Hassan R. Baqar
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)