Form 10-Q
period 2026-06-30
BOXABL Inc.
filed 2026-08-21
CIK 1906364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-42493

BOXABL Inc.
(Exact name of registrant as specified in its charter)

Texas	86-2579471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 East North Belt Road, North Las Vegas, Nevada 89115
(Address of Principal Executive Offices, including zip code)

702-500-9000
(Registrant’s telephone number, including area code)

FG Merger II Corp. 104 S. Walnut Street, Unit 1A, Itasca, Illinois 60143
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BXBL	THE NASDAQ STOCK MARKET LLC

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

FGMC ceased to be a shell company as of July 17, 2026.

As of July 17, 2026 there were approximately 9,409,633 shares of Class A Common Stock and 232,083,710 shares of Class B Common Stock outstanding

BOXABL Inc., formerly known as FG MERGER II Corp

Quarterly Report on Form 10-Q

EXPLANATORY NOTE

On July 17, 2026, subsequent to the fiscal quarter ended June 30, 2026, to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, FG Merger II Corp. (“FGMC” or the “Company”) consummated the previously announced business combination (the “Mergers”) with BOXABL Inc., a Nevada corporation (“Legacy BOXABL”), pursuant to the Agreement and Plan of Merger, dated as of August 4, 2025 (as amended, the “Merger Agreement”). In connection with the closing of the Mergers, the Company was renamed “BOXABL Inc.” and its Class A Common Stock began trading on the Nasdaq Stock Market under the ticker symbol “BXBL” on July 20, 2026.

Unless stated otherwise, this Quarterly Report contains information about the Company before the Mergers. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to FG Merger II Corp. and its consolidated subsidiaries before the consummation of the Mergers, unless the context otherwise requires.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which occurred subsequent to the period covered hereunder. For unaudited condensed financial statements and management’s discussion and analysis of Legacy BOXABL, see Exhibits 99.1 and 99.2 hereto.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BOXABL Inc., formerly known as FG MERGER II CORP

Condensed Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and Cash Equivalents	$86,887	$486,900
Prepaid expenses	52,620	97,547
Total current assets	139,507	584,447
Cash and investments held in trust account	83,202,034	82,136,888
TOTAL ASSETS	$83,341,541	$82,721,335

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,441,357	$57,171
Tax liability	254,602	137,747
Forward purchase agreement liability, at fair value	9,677,387	—
TOTAL CURRENT LIABILITIES	$14,373,346	$194,918

TOTAL LIABILITIES	$14,373,346	$194,918

COMMITMENTS AND CONTINGENCIES
Common stock; $0.0001 par value, subject to possible redemption, 8,000,000 shares at redemption value	$83,202,034	$82,136,888

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,295,800 issued and outstanding (excluding 8,000,000 shares subject to possible redemption)	$259	$259
Retained earnings (accumulated deficit)	(14,234,098)	389,270
Total Stockholders’ Equity (Deficit)	(14,233,839)	389,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$83,341,541	$82,721,335

The accompanying notes are an integral part of the unaudited condensed financial statements.

BOXABL Inc., formerly known as FG MERGER II CORP

Condensed Statements of Operations

(Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
General and administrative expenses	$4,829,127	$210,395	$4,555,829	$83,539
Loss from operations	(4,829,127)	(210,395)	(4,555,829)	(83,539)

Other income & expenses:
Loss on initial recognition forward purchase agreement liability	(8,603,256)	-	(8,603,256)	-
Change in fair value of forward purchase agreement liability	(1,074,131)	-	(1,074,131)	-
Investment income on trust account	1,212,390	1,402,254	490,166	842,499
Income tax expense	(264,099)	(294,474)	(102,935)	(176,925)
Total other income	(8,729,096)	1,107,780	(9,290,156)	665,574

Net income (loss)	$(13,558,223)	$897,385	$(13,845,985)	$582,035

Weighted average redeemable common shares outstanding basic	8,000,000	6,674,033	8,000,000	8,000,000
Basic earnings (loss) per share, redeemable shares	$(1.287)	$0.207	$(1.335)	$0.071

Weighted average redeemable common shares outstanding diluted	8,000,000	7,341,436	8,000,000	8,800,000
Diluted earnings (loss) per share, redeemable shares	$(1.287)	$0.186	$(1.335)	$0.065

Weighted average non-redeemable common shares outstanding basic	2,295,800	2,308,098	2,295,800	2,295,800
Basic earnings (loss) per non-redeemable share	$(1.420)	$(0.211)	$(1.378)	$0.005

Weighted average non-redeemable common shares outstanding diluted	2,295,800	2,332,776	2,295,800	2,325,380
Diluted earnings (loss) per non-redeemable share	$(1.420)	$(0.199)	$(1.378)	$0.005

The accompanying notes are an integral part of the financial statements.

BOXABL Inc., formerly known as FG MERGER II CORP

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	Deficit	equity
Balance at January 1, 2025 (audited)	2,300,000	$230	$26,436	$(29,298)	$(2,632)
Sale of 8,000,000 units at $10 per unit in IPO	8,000,000	800	79,999,200	—	80,000,000
Sale of 248,300 units in private placement	248,300	24	2,482,976	—	2,483,000
Sale of 1,000,000 $15 strike warrants in private placement	—	—	100,000	—	100,000
Issuance of underwriter units	40,000	4	96	—	100
Issuance of advisor units	7,500	1	—	—	1
Reclassification of offering costs	—	—	(1,481,032)	—	(1,481,032)
Common shares subject to possible redemption	—	(800)	(80,799,200)	—	(80,800,000)
Accretion of common shares subject to possible redemption	—	—	(297,820)	—	(297,820)
Forfeiture of founder shares due to no over-allotment exercise by underwriter	(300,000)	—	—	—	—
Net Income	—	—	—	315,350	315,350
Balance at March 31, 2025	10,295,800	$259	$30,656	$286,052	$316,967
Accretion of common shares subject to possible redemption	—	—	(30,656)	(500,107)	(530,763)
Net Income	—	—	—	582,035	582,035
Balance at June 30, 2025	10,295,800	$259	$—	$367,980	$368,239
Balance at January 1, 2026 (audited)	10,295,800	$259	$—	$389,270	$389,529
Accretion of common shares subject to possible redemption	—	—	—	(722,224)	(722,224)
Net Income	—	—	—	287,762	287,762
Balance at March 31, 2026	10,295,800	$259	$—	$(45,192)	$(44,933)
Accretion of common shares subject to possible redemption				(342,921)	(342,921)
Net Loss	—	—	—	(13,845,985)	(13,845,985)
Balance at June 30, 2026	10,295,800	$259	$—	$(14,234,098)	$(14,233,839)

The accompanying notes are an integral part of the financial statements

BOXABL Inc., formerly known as FG MERGER II CORP

Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income (loss)	$(13,558,223)	$897,385
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on funds held in trust account	(1,212,390)	—
Loss on initial recognition of forward purchase agreement	8,603,256
Change in fair value of forward purchase agreement liability	1,074,131
Changes in operating assets and liabilities:
Deferred offering cost	—	(20,939)
Accounts payable	4,384,186	(21,716)
Prepaid expenses	44,928	(148,912)
Tax liability	264,099	294,474
Interest expense	—	6,671
Net cash provided by (used in) operating activities	(400,013)	1,006,963

Cash flows from investing activities
Investment into trust account	—	(81,628,583)
Net cash used in investing activities	—	(81,628,583)

Cash flows from financing activities
Proceeds from promissory note	—	417,000
Repayment of promissory note	—	(548,671)
Proceeds from sale of 8,000,000 units at $10 per unit in IPO net of offering cost paid at closing	—	78,641,719
Proceeds from sale of 248,300 units to Sponsor in private placement	—	2,483,000
Proceeds from sale of 40,000 units to underwriters in private placement	—	100
Proceeds from sale of 1,000,000 $15 strike warrants in private placement	—	100,000
Net cash provided by financing activities	—	81,093,148

Net increase in cash	(400,013)	471,528
Cash at beginning of period	486,900	46,285
Cash and cash equivalents at end of period	$86,887	$517,813

The accompanying notes are an integral part of the financial statements.

BOXABL Inc., formerly known as FG MERGER II CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2026 (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BOXABL Inc. formerly known as FG Merger II Corp. (the “Company”) is, as of June 30, 2026, a blank check company incorporated in Nevada on September 20, 2023. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement of the Company was declared effective on January 28, 2025. On January 30, 2025, the Company consummated its IPO of 8,000,000 units at $10.00 per unit (the “Units”). Each Unit consists of one share of common stock of the Company, par value $0.0001 per shares (“Public Shares”) and one right to receive one-tenth common share (“Public Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the closing of the IPO, the Company consummated private placement ( “Private Placement”) in which i) FG Merger Investors II LLC (the “Sponsor”) and Ramnaraine Jaigobind purchased 223,300 and 25,000 private units (the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased in aggregate 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consists of one common share and one right (“Private Unit Right”). Each whole Private Unit Right entitles the holder to convert the right to one-tenth share of common stock.

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

Following the closing of the IPO, an amount of $80,800,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of Private Placement Securities were placed in a trust account (“Trust Account”) and invested in a money market fund, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

Merger Agreement

On August 4, 2025, FGMC, Boxabl Inc. (“Target” or “BOXABL”) and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, Merger Sub will merge with and into BOXABL (the “First Merger”), with BOXABL surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, BOXABL (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger”), with Company continuing as the surviving public company (the “Combined Company”). By virtue of the consummation of the Mergers, the Combined Company will change its name to BOXABL Inc. The Boards of Directors of BOXABL, Company, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

The Merger Agreement was subsequently amended on November 3, 2025 to extend the Agreement End Date from December 31, 2025 to March 31, 2026; on April 6, 2026 to further extend the Agreement End Date to July 31, 2026 and to revise certain lock-up and securities-definition terms and on May 6, 2026 to revise the forms of Company and Sponsor Lock-Up Agreements.

Consideration

The aggregate merger consideration to be received by BOXABL stockholders is equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share. There is no minimum cash required to close the Merger.

Closing

All conditions to closing of the Mergers, including approval of the transaction by the stockholders of BOXABL and FGMC at their respective special meetings held June 9, 2026, effectiveness of the Registration Statement on Form S-4, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and approval for listing of the Combined Company Common Stock on Nasdaq, were satisfied, and the Mergers closed on July 17, 2026. See Note 8, Subsequent Events, for further discussion of the Closing and the transactions consummated in connection therewith.

Certain Related Agreements

In connection with the execution of the Merger Agreement, the sponsor of FGMC, entered into a support agreement pursuant to which it agreed to vote its shares of FGMC in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”). Certain stockholders of the BOXABL entered into a support agreement pursuant to which they agreed to vote their shares of BOXABL in favor of the transaction and take certain other actions in support of the Mergers (the “BOXABL Support Agreement”). At closing, BOXABL and FGMC will enter into lock-up agreements with certain BOXABL stockholders (the “BOXABL Lock-Up Agreements”) and with the sponsor (the “Sponsor Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the closing.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 or as of December 31,2025.

Cash and Investments Held in the Trust Account

At December 31, 2025, all the assets held in the Trust Account, totaling $82,136,888, were invested in a money market fund focused on U.S. Treasury obligations. During the six months ended June 30, 2026, the Trust Account earned interest income of $1,212,390, and the Company withdrew $147,244 from the Trust Account to pay taxes. The remaining funds in the Trust Account were subsequently moved out of the money market fund and held in cash. As a result, at June 30, 2026, the assets held in the Trust Account, totaling $83,202,034, were held in cash.

Equity Prepaid Forward Transaction

On May 28, 2026, the Company entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement” or “FPA”) with Atsion Opportunity Fund LLC, Series 2 (“Atsion”), pursuant to which Atsion intended, but was not obligated, to purchase and hold up to 3,000,000 shares of the Company’s common stock prior to the closing of the Mergers. Immediately after entry into the Forward Purchase Agreement, the parties entered into a Novation Agreement dated May 28, 2026, pursuant to which one-half of the Forward Purchase Agreement was novated to FG Capital Partners, LLC (“FGCP”). On June 11, 2026, Atsion assigned and novated its remaining 50% interest in the Forward Purchase Agreement to Camac Fund, LP, pursuant to an Assignment and Novation Agreement among Atsion, Camac Fund, LP, FGMC, and BOXABL.

The Forward Purchase Agreement provides that the seller is to be prepaid an aggregate cash amount equal to the number of shares set forth in a Pricing Date Notice multiplied by the per-share redemption price payable to redeeming shareholders in connection with the Mergers, funded directly from the Trust Account no later than the earlier of (a) one business day after the Closing Date or (b) the date any Trust Account assets are otherwise disbursed in connection with the Mergers. The Forward Purchase Agreement was not entered into to satisfy any minimum cash condition to closing; rather, it was intended to provide access to potential additional growth capital in replacement of redeemed Trust assets.

Following consummation of the business combination, the Forward Purchase Agreement is subject to cash settlement based principally on the daily volume-weighted average price of the underlying shares during the applicable valuation period, subject to the contractual settlement amount adjustments and other provisions of the Forward Purchase Agreement. In connection with the Closing of the Business Combination on July 17, 2026, the Company funded an aggregate Prepayment Amount of $31,078,060 to Camac Fund, LP and FGCP from the Trust Account ($15,539,030 to each counterparty). The Forward Purchase Agreement is a cash-settled equity forward that does not qualify for equity classification under ASC 815-40 given its cash-only settlement terms, and is accounted for as a derivative financial instrument recognized at fair value, with changes in fair value recognized in earnings, as further described below.

The Forward Purchase Agreement is accounted for as a derivative financial instrument under ASC 815 and is measured at fair value with changes in fair value recognized in earnings. The Company evaluates the derivative at each reporting date and recognizes changes in fair value in its statements of operations. During the three and six months ended June 30, 2026, the Company recorded an approximate $8.6 million loss on the initial recognition of the Forward Purchase Agreement, and an approximate $1.1 million loss on the change in fair value of the Forward Purchase Agreement, which are included in statements of operations. As of June 30, 2026, the Company recorded a derivative liability of $9.6 million related to the Forward Purchase Agreement, which is included in the accompanying balance sheets.

The derivative was classified as a Level 3 financial instrument within the fair value hierarchy since its valuation incorporates significant inputs that are not directly observable in the market. See Note 2 for additional detail of the fair value determination of the Forward Purchase Agreement as of May 28, 2026 and as of June 30, 2026.

Deferred Offering Costs

Deferred offering costs consist of legal, underwriter expenses and accounting expenses incurred through the balance sheet date that are directly related to the IPO and that are charged to stockholder’s equity upon the completion of the IPO. Offering cost amounting to $1,481,031 (including $750,000 of underwriting fee and $250,000 of advisor fee) were charged to shareholders’ additional paid-in capital upon the completion of the IPO on January 30, 2025.

Warrant and Right Instruments

The Company accounts for the Public Rights issued in connection with the IPO, the Private Unit Rights and the $15 Private Warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40, Public Rights and the Private Unit Rights and $15 Private Warrants meet the criteria for equity treatment and as such will be recorded in shareholders’ equity. If the Public Rights, Private Unit Rights and $15 Private Warrant no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2026, common stock subject to possible redemption is presented as temporary equity at redemption value, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value using the “at redemption value” method and accordingly recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in-capital to the extent available; once additional paid-in-capital was reduced to zero, the remaining changes were charged against retained earnings (accumulated deficit).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred.

As of June 30, 2026, the Company has estimated $264,099 in income tax expense on the income earned in the Trust Account.

Reconciliation of Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company utilizes a two-class methodology in calculation of earnings per share. The Company has redeemable shares that were issued in IPO and non-redeemable shares which include shares issued in Private Placement, Underwriter Units, Advisor Units and Founder Share (as described below). Income and losses are shared pro rata between the redeemable and nonredeemable common shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Net income from IPO until June 30, 2025, was allocated to redeemable and non-redeemable common shares. Diluted net income per share attributable to stockholders adjusts the basic net income per share attributable to stockholders and the weighted-average shares of common share outstanding for the potentially dilutive impact of outstanding warrants. As the Company reported a net loss in certain of the periods presented, all potentially dilutive securities are antidilutive and have therefore been excluded from the calculation of diluted net loss per share for those periods. Accordingly, basic and diluted net loss per share is the same when presenting a net loss.

The following table reflects the calculation of basic and diluted net earnings (loss) per share of common stock for the three and six months ended June 30, 2026 and June 30, 2025:

Net loss from January 1, 2026, to June 30, 2026	$(13,558,223)

	For the Six months ended June 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – basic and diluted	8,000,000	2,295,800	10,295,800
Ownership percentage	77.7%	22.3%	100%
Total loss allocated by class	$(10,534,739)	$(3,023,484)	(13,558,223)
Less: Accretion allocated based on ownership percentage	(827,618)	(237,528)	(1,065,146)
Plus: Accretion applicable to the redeemable class	1,065,146	—	1,065,146
Total loss by class	$(10,297,211)	$(3,261,012)	(13,558,223)

Weighted average shares	8,000,000	2,295,800
Loss per ordinary share – basic and diluted	$(1.287)	$(1.420)

Net loss from January 1, 2025, to IPO date	$(106)
Net earnings from IPO date to June 30, 2025	897,491
Total earnings from January 1, 2025 to June 30, 2025	$897,385

	For the Six months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	100%
Total earnings allocated by class	$700,043	$197,342	897,385
Less: Accretion allocated based on ownership percentage	(2,425,500)	(684,115)	(3,109,615)
Plus: Accretion applicable to the redeemable class	3,109,615	—	3,109,615
Total earnings (loss) by class	$1,384,158	$(486,773)	897,385

Weighted average shares	6,674,033	2,308,098
Earnings (loss) per ordinary share - basic	$0.207	$(0.211)

	For the six months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total income allocated by class	$709,018	$188,367	897,385
Less: Accretion allocated based on ownership percentage	(2,456,596)	(653,019)	(3,109,615)
Plus: Accretion applicable to the redeemable class	3,109,615	—	3,109,615
Total earnings (loss) by class	$1,362,037	$(464,652)	897,385

Weighted average shares	7,341,436	2,332,776
Earnings (loss) per ordinary share - diluted	$0.186	$(0.199)

Net loss from April 1, 2026, to June 30, 2026	$(13,845,985)

	For the three months ended June 30, 2026
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – basic and diluted	8,000,000	2,295,800	10,295,800
Ownership percentage	77.7%	22.3%	—
Total loss allocated by class	$(10,758,330)	$(3,087,655)	$(13,845,985)
Less: Accretion allocated based on ownership percentage	(266,450)	(76,472)	(342,922)
Plus: Accretion applicable to the redeemable class	342,922	—	342,922
Total loss by class	$(10,681,858)	$(3,164,127)	(13,845,985)

Weighted average shares	8,000,000	2,295,800
Loss per ordinary share – basic and diluted	$(1.335)	$(1.378)

Net earnings from April 1, 2025, to June 30, 2025	$582,035

	For the three months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – basic	8,000,000	2,295,800	10,295,800
Ownership percentage	78%	22%	—
Total earnings allocated by class	$453,987	$128,048	$582,035
Less: Accretion allocated based on ownership percentage	(413,995)	(116,768)	(530,763)
Plus: Accretion applicable to the redeemable class	530,763	—	530,763
Total earnings by class	$570,755	$11,280	582,035

Weighted average shares	8,000,000	2,295,800
Earnings per ordinary share - basic	$0.071	$0.005

	For the three months ended June 30, 2025
	Redeemable	Non- Redeemable
	Shares	Shares	Total
Total number of ordinary shares – diluted	8,800,000	2,325,380	11,125,380
Ownership percentage	79%	21%	—
Total earnings allocated by class	$459,808	$122,227	$582,035
Less: Accretion allocated based on ownership percentage	(419,303)	(111,460)	(530,763)
Plus: Accretion applicable to the redeemable class	530,763	—	530,763
Total earnings by class	$571,268	$10,767	582,035

Weighted average shares	8,800,000	2,325,380
Earnings per ordinary share - diluted	$0.065	$0.005

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

The Company applies ASC 820 in the valuation of the derivative related to the Forward Purchase Agreement for financial statement purposes. The fair value of the derivative liability was determined using a valuation model that incorporates the following: (i) the probability of the consummation of the FGMC and BOXABL merger, (ii) the expected close date; (iii) the expected post-close price at closing, (iv) the projected volatility, and (v) the risk-free rate.

Financial instruments measured, on a recurring basis, at fair value in accordance with ASC 820 as promulgated by the FASB as of June 30, 2026 and May 28, 2026 are as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Forward Purchase Agreement liability	$—	$—	$9,677,387	$9,677,387
As of May 28, 2026:
Forward Purchase Agreement liability	$—	$—	$8,603,256	$8,603,256

The following table presents a rollforward of the derivative liability associated with the Forward Purchase Agreement for the period from May 28, 2026 (inception) through June 30, 2026:

Derivative liability – Forward Purchase Agreement at May 28, 2026	$8,603,256
Change in fair value of derivative instrument related to Forward Purchase Agreement	1,074,131
Derivative liability – Forward Purchase Agreement at June 30, 2026	$9,677,387

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

The Company’s chief operating decision makers (“CODMs”) have been identified as Larry G. Swets, Jr., the Company’s then-Chief Executive Officer, and Hassan R. Baqar, the Company’s then-Chief Financial Officer, who reviewed the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance through the Closing of the Business Combination on July 17, 2026. Following the Closing, the chief operating decision maker function was assumed by Martin Costas, the Combined Company’s Chief Financial Officer. Accordingly, management has determined that there is only one reportable segment.

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

	June 30, 2026	June 30, 2025
General and administrative expenses	$4,829,127	$210,395
Interest earned in the Trust Account	$1,212,390	1,402,254

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

The Company adopted this standard effective January 1, 2025, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments are disclosure-only in nature. Prior-period amounts have been recast to conform to the current-period presentation, where applicable.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The company’s year-end is December 31 and no statutory tax deadline has yet occurred. As of June 30, 2026, the Company has estimated $264,099 in income tax expense on the income earned in the Trust Account.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company consummated Private Placement in which i) Sponsor and Ramnaraine Jaigobind purchased 223,300 and 25,000 Private Units respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased an aggregate of 1,000,000 $15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one shares of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

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

On August 21, 2024, Company issued a dividend of approximately 0.066 Founder Shares for every issued and outstanding founder share resulting in our initial stockholders holding an aggregate of 2,300,000 Founder Shares, an increase of 143,750 Founder Shares compared to 2,156,250 initial Founder Shares issued.

On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 IPO Units resulting in Sponsor to forfeit 300,000 Founder Shares. As of June 30, 2026, there were 2,000,000 Founder Shares outstanding.

The Initial Stockholders have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until, with respect to 50% of the Founder Shares, the earlier of (i) twelve months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Founder Shares, 12 months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their Public Shares for cash, securities or other property. The lock-up restrictions are also subject to early release upon certain liquidation, merger, exchange, or reorganization transactions and automatically expire if the Combined Company Common Stock trades at or above $20.00 per share at any time (including intraday)

Promissory Notes

On October 6, 2023, the Company issued a promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Company drew $125,000 under the promissory note. On April 1, 2025, the Company paid off the entire $125,000 balance. The promissory note was noninterest bearing and payable on the consummation of the IPO.

On January 30, 2025, the Company issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bore interest at the rate of 12% per year and matured on January 30, 2026. As of April 1, 2025, all outstanding principal and interest under the promissory note had been paid in full

Administrative Services Agreement

The Company entered into an administrative services agreement (the “Administrative Services Agreement”) with the Sponsor whereby the Sponsor will perform certain services for the Company for a monthly fee of $15,000. Sponsor administrative fees were $45,000 and $90,000 for the three and six months ended June 30, 2026 respectively. The Administrative Services Agreement has been terminated as of July 16, 2026.

Larry G. Swets and Hassan R. Baqar, who served as executive officers of the company prior to the merger with BOXABL, both served as the managers of the Sponsor.

Forward Purchase Agreement

On May 28, 2026, the Company entered into an OTC Equity Prepaid Forward Transaction with Atsion Opportunity Fund LLC, Series 2, a non-related party. One-half of the Forward Purchase Agreement was subsequently novated to FG Capital Partners, LLC (‘FGCP’) pursuant to a Novation Agreement dated May 28, 2026. FGCP is affiliated with Larry G. Swets, Jr., Hassan R. Baqar, Scott D. Wollney and Richard E. Govignon, each an officer or director of the Company at the time of the transaction, making the Novation Agreement a related party transaction. See Note 8 for further discussion. Of the $9,677,387 derivative liability recognized as of June 30, 2026 related to the Forward Purchase Agreement, approximately $4,824,246 relates to the FGCP leg of the Forward Purchase Agreement, a related party.

Post Merger

Upon consummation of the Business Combination, Paolo Tiramani and Galiano Tiramani, directly and through the Austin Powers Trust and their respective family gift trusts, hold substantially all of the Company’s outstanding Class B Common Stock, which carries ten votes per share and, pursuant to the Company’s certificate of formation, may be held only by Paolo Tiramani, Galiano Tiramani and their respective permitted transferees. Paolo Tiramani beneficially owns 172,470,048 shares of Class B Common Stock (838,101 shares held directly, 86,864,301 shares held by the Austin Powers Trust, and 84,767,646 shares held by the Paolo Tiramani 2020 Family Gift Trust), representing approximately 71.42% of the Company’s outstanding common stock. Galiano Tiramani beneficially owns 59,613,662 shares of Class B Common Stock (389,629 shares held directly, 30,998,869 shares held by the Galiano Tiramani 2020 Family Gift Trust, and 28,225,164 shares held by the Shontor Asset Protection Trust), representing approximately 24.87% of the Company’s outstanding common stock. As a result, Messrs. Tiramani beneficially own approximately 96.37% of the combined voting power of the Company’s outstanding common stock, and the Company qualifies as a ‘controlled company’ under Nasdaq listing rules.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement. The Company will bear the expenses incurred in connection with the filing of any registration statements pursuant to such registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover over-allotments at the IPO price. On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 Units resulting in the Sponsor forfeiting 300,000 Founder Shares.

The underwriters are entitled to an underwriting discount equal to the lesser of (i) 750,000 (ii) an amount equal to $750,000 plus 1% of the gross proceeds from the sale of the Over-Allotment Units. At IPO closing, the underwriters were paid $750,000.

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

Financial Advisor

Upon closing of the IPO, the Company paid $250,000 to the financial advisor and issued 25,000 private units (“Advisor Units”).

Equity Prepaid Forward Transaction

On May 26, 2026 (as amended and novated on May 28, 2026), the Company entered into OTC Equity Prepaid Forward Transactions (the “FPAs”) with Atsion Opportunity Fund LLC – Series 2 (“Atsion”) and, following a novation of 50% of the original transaction, FG Capital Partners LLC (“FGCP”). FGCP is a related party of the Company by virtue of its affiliation with the Sponsor and certain then-officers and directors of FGMC prior to the Closing.

On June 11, 2026, Atsion assigned and novated its remaining 50% interest in the Forward Purchase Agreement to Camac Fund, LP, pursuant to an Assignment and Novation Agreement among Atsion, Camac Fund, LP, FGMC, and BOXABL. Camac Fund, LP’s account is managed by Atsion Asset Management, LLC under a concurrent Investment Management Agreement. Following this novation, Atsion holds no remaining position under the Forward Purchase Agreement.

In connection with the Closing of the Business Combination on July 17, 2026, the Company funded an aggregate Prepayment Amount of $31,078,060 to Camac Fund, LP and FGCP from the Trust Account ($15,539,030 to each counterparty). The Forward Purchase Agreement is a cash-settled equity forward that does not qualify for equity classification under ASC 815-40 given its cash-only settlement terms, and is accounted for as a derivative financial instrument recognized at fair value, with changes in fair value recognized in earnings, as further described below.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001. On June 30, 2026 and December 31, 2025, there were 2,295,800 common shares outstanding, excluding 8,000,000 shares subject to possible redemption.

Rights — Public Rights will entitle the holder to receive one-tenth common share per each Public Right. On June 30, 2026, and December 31, 2025, the Company had 829,580 total rights including 800,000 Public Rights outstanding at the close of the IPO.

Warrants — The $15 Private Warrants entitles the holder to purchase one common share at an exercise price of $15.00 per each share, is exercisable for a period of 10 years from the date of Business Combination, is non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants are not to be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. The Company has 1,000,000 $15 Private Warrant outstanding at the close of the IPO. The Company had 1,000,000 $15 Private Warrants outstanding as of both June 30, 2026 and December 31, 2025.

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

As previously disclosed, on August 4, 2025, FG Merger II Corp., a Nevada corporation (“FGMC”), entered into an Agreement and Plan of Merger (as amended on November 3, 2025, April 6, 2026 and May 6, 2026, the “Merger Agreement”), with FG Merger Sub II Inc., a Nevada corporation and a wholly-owned subsidiary of FGMC (“Merger Sub”), and BOXABL Inc., a Nevada corporation (“BOXABL”). Terms used herein but not defined herein shall have the meanings ascribed to them in the Proxy Statement/Prospectus (as defined below).

On July 17, 2026 (the “Closing Date”), the parties consummated the transactions contemplated by the Merger Agreement (the “Business Combination”), as follows:

The Conversion

Prior to and in connection with the Closing, FGMC converted from a Nevada corporation to a Texas corporation (the “Conversion”) in accordance with the Nevada Revised Statutes (“NRS”) and the Texas Business Organizations Code (“TBOC”). Upon the Conversion, FGMC became a Texas corporation and each issued and outstanding security of FGMC remained outstanding and automatically represented a corresponding security of FGMC as a Texas corporation.

The Mergers

Following the Conversion and on the Closing Date, Merger Sub merged with and into BOXABL, with BOXABL surviving as a wholly-owned subsidiary of FGMC (the “First Merger”). Immediately thereafter, BOXABL merged with and into FGMC, with FGMC surviving (the “Second Merger”, and together with the First Merger, the “Mergers”). As a result of the Mergers, FGMC was renamed “BOXABL Inc.” (the “Combined Company”).

Pursuant to the terms of the Merger Agreement, at the applicable effective time, by virtue of the Mergers and without any action on the part of any party or any other person:

●	each share of BOXABL’s common stock, par value $0.00001 (“BOXABL Common Stock”) (other than certain excluded shares and any shares held by stockholders who properly exercised and did not lose their dissenter’s rights under applicable Nevada law) was converted into the right to receive a number of shares of common stock of the Combined Company (“Combined Company Common Stock”), as determined by the exchange ratio set forth in the Merger Agreement (the “Common Exchange Ratio”);

●	each share of BOXABL’s preferred stock, par value $0.00001 (“BOXABL Preferred Stock”) (other than any shares held by preferred stockholders who properly exercised and did not lose their dissenter’s rights under applicable Nevada law) was converted into the right to receive a number of shares of preferred stock of the Combined Company (“Combined Company Merger Preferred Stock”) as determined by the exchange ratio set forth in the Merger Agreement (the “Preferred Exchange Ratio”);

●	all outstanding and unexpired BOXABL convertible securities (options and restricted stock units but excluding common stock warrants) were assumed by the Combined Company and became exercisable or convertible for Combined Company equity on the same terms, with adjustments as provided in the Merger Agreement;

●	each BOXABL common stock warrant that remained outstanding was assumed by the First Merger Surviving Company and terminated at the effective time of the First Merger;

●	each share of capital stock of Merger Sub issued and outstanding immediately prior to the First Merger Effective Time was automatically cancelled and converted into one share of common stock of the First Merger Surviving Company;

●	all outstanding FGMC warrants and other convertible securities were assumed by the Combined Company and became exercisable for shares of Combined Company Common Stock, subject to adjustment as provided in the Merger Agreement;

●	no fractional shares of Combined Company Common Stock or Combined Company Merger Preferred Stock were issued.

On the Closing Date, the Combined Company issued, or reserved for issuance, an aggregate of 246,524,760 shares of Combined Company Common Stock and issued 103,475,240 shares of Combined Company Merger Preferred Stock to the former BOXABL securityholders in exchange for their equity interests in BOXABL, representing aggregate merger consideration with a value of $3,500,000,000 based on a deemed value of $10.00 per share.

Listing of Securities

Prior to the Closing Date, FGMC Units, FGMC Common Stock and FGMC Rights were listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “FGMCU,” “FGMC” and “FGMCR,” respectively. In connection with the Mergers, all of the FGMC Units separated into their component parts and ceased trading on Nasdaq.

As of the open of trading on July 20, 2026, the Combined Company Class A Common Stock began trading on Nasdaq under the symbol “BXBL.” The Combined Company Merger Preferred Stock is not listed on Nasdaq or any other securities exchange and is not publicly traded.

The description of the Merger Agreement contained in this report does not purport to be complete and is qualified in its entirety by the text of the Merger Agreement, as amended, copies of which are attached as Exhibits 2.1 through 2.4 hereto and which are incorporated herein by reference.

The Merger Agreement is also described in detail in the definitive proxy statement/prospectus for the Mergers filed by FGMC with the Securities and Exchange Commission (the “Proxy Statement/Prospectus”).

Lock-Up Agreements

In connection with the Mergers, on the Closing Date, the Combined Company entered into lock-up agreements (the “Lock-Up Agreements”) with the Sponsor of FGMC and certain former stockholders of BOXABL (including Paolo Tiramani and Galiano Tiramani), pursuant to which each of the parties to the Lock-Up Agreements agreed not to effect any sale or distribution of any equity securities of the Combined Company held by any of them during the lock-up period. For 50% of the lock-up shares, the lock-up period ends at the earlier of (a) 12 months after the Closing Date and (b) the date on which the closing price of the Combined Company Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading-day period after the Closing Date. For the remaining 50% of the lock-up shares, the lock-up period ends 12 months after the Closing Date. The lock-up restrictions are also subject to early release upon certain liquidation, merger, exchange, or reorganization transactions and automatically expire if the Combined Company Common Stock trades at or above $20.00 per share at any time (including intraday).

Indemnification Agreements

In connection with the Mergers, on the Closing Date, the Combined Company entered into indemnification agreements (the “Indemnification Agreements”) with each of its directors and executive officers. Subject to certain exceptions, the Indemnification Agreements provide that the Combined Company will indemnify each of its directors and executive officers for certain expenses, which may include attorneys’ fees, judgments, fines and settlement amounts, incurred by a director or officer in any action or proceeding arising out of that person’s services as a director or officer of the Combined Company or of any other company or enterprise to which the person provides services at the Combined Company’s request.

The foregoing description of the Indemnification Agreements is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is attached as Exhibit 10.3 hereto and is incorporated herein by reference.

The above-referenced agreements are described in the Proxy Statement/Prospectus.

Completion of Acquisition or Disposition of Assets.

The Mergers and each of the other proposals in the Proxy Statement/Prospectus were approved by FGMC’s stockholders and by BOXABL’s stockholders at their respective meetings. As indicated above, the Combined Company issued or reserved for issuance an aggregate of 246,524,760 shares of Combined Company Common Stock and 103,475,240 shares of Combined Company Merger Preferred Stock to the former stockholders of BOXABL on the Closing Date. In connection with the stockholder vote, an aggregate of 3,466,086 shares of FGMC Common Stock were redeemed by stockholders of FGMC resulting in the payment to such holders of an aggregate of $36,048,176.

As of the Closing Date and following the completion of the Business Combination, the Combined Company had approximately 241,493,343 shares of Combined Company Common Stock issued and outstanding, consisting of approximately 9,409,633 shares of Combined Company Class A Common Stock and approximately 232,083,710 shares of Combined Company Class B Common Stock, and 103,475,240 shares of Combined Company Merger Preferred Stock issued and outstanding. In addition, as of the Closing Date, the Combined Company had 1,000,000 Combined Company Warrants issued and outstanding, each entitling the holder thereof to purchase one share of Combined Company Common Stock at an exercise price of $15.00 per share.

OTC Forward Purchase Agreements

On May 26, 2026 (as amended and novated on May 28, 2026), the Company entered into OTC Equity Prepaid Forward Transactions (the “FPAs”) with Atsion Opportunity Fund LLC – Series 2 (“Atsion”) and, following a novation of 50% of the original transaction, FG Capital Partners LLC (“FGCP”). FGCP is a related party of the Company by virtue of its affiliation with the Sponsor and certain then-officers and directors of FGMC prior to the Closing.

On June 11, 2026, Atsion assigned and novated its remaining 50% interest in the Forward Purchase Agreement to Camac Fund, LP, pursuant to an Assignment and Novation Agreement among Atsion, Camac Fund, LP, FGMC, and BOXABL. Camac Fund, LP’s account is managed by Atsion Asset Management, LLC under a concurrent Investment Management Agreement. Following this novation, Atsion holds no remaining position under the Forward Purchase Agreement.

In connection with the Closing of the Business Combination on July 17, 2026, the Company funded an aggregate Prepayment Amount of $31,078,060 to Camac Fund, LP and FGCP from the Trust Account ($15,539,030 to each counterparty). The Forward Purchase Agreement is a cash-settled equity forward that does not qualify for equity classification under ASC 815-40 given its cash-only settlement terms, and is accounted for as a derivative financial instrument recognized at fair value, with changes in fair value recognized in earnings, as further described below.

Subsequent to the Closing, the Company received Optional Early Termination payments totaling $1,652,170: $1,182,000 from FGCP (118,200 shares, effective July 20, 2026) and $470,170 from Camac Fund, LP (47,017 shares), together representing 165,217 Recycled Shares terminated at the then-current $10.00 Reference Price. Approximately 2,822,985 Recycled Shares remain outstanding under the Forward Purchase Agreement, and the Company has not otherwise initiated settlement of the Forward Purchase Agreement as of the date these financial statements were issued.

Share Issuance to Vendor

On August 5, 2025, BOXABL Inc. entered into an investor relations consulting agreement with MZHCI, LLC. Pursuant to that agreement, Boxabl became obligated to issue Class A common stock to MZHCI, LLC following completion of the Mergers. On August 13, 2026, Boxabl issued 31,579 shares of Class A common stock to MZHCI, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to FG Merger II Corp, prior to its consummation of the Business Combination with BOXABL Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FG Merger Investors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report as well as:

•	The unaudited interim consolidated financial statements of Legacy BOXABL as of and for the three and six months ended June 30, 2026 and June 30, 2025, which are included as Exhibit 99.1 hereto, and
•	Management’s Discussion and Analysis of Financial Condition and Results of Operations of Legacy BOXABL for the three and six months ended June 30, 2026, which is included as Exhibit 99.2 hereto,

Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Registration Statement on Form S-4 (as amended) and the definitive proxy statement/prospectus relating to the Mergers filed by FGMC with the SEC, under the section titled “Risk Factors”, under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

FG Merger II Corp. (the “Company”) was, prior to the consummation of the Mergers, a blank check company incorporated in Nevada on September 20, 2023. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

As of June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company did not reflect any operating revenues until after the completion of the Business Combination. Until the consummation of the Business Combination, discussed below, the Company generated non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Corporate History

Our IPO registration statement was declared effective on January 28, 2025. On January 30, 2025, we consummated our IPO of 8,000,000 units at $10.00 per unit (the “Units”). Each Unit consist of one share of common stock of the Company, par value $0.0001 per shares (“Public Shares”) and one right to receive one-tenth common share (“Public Right”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

Simultaneously with the closing of the IPO, we consummated private placement ( “Private Placement”) in which i) FG Merger Investors II LLC (the “Sponsor”) and Ramnaraine Jaigobind purchased 223,300 and 25,000 private units ( the “Private Units”) respectively, at a price of $10.00 per Private Unit, generating total proceeds of $2,483,000 and ii) the Sponsor purchased an aggregate of 1,000,000 $15.00 exercise price warrants (the “$15 Private Warrants”) at a price of $0.10 per $15 Private Warrant, each exercisable to purchase one share of common stock at $15.00 per share, for an aggregate purchase price of $100,000.

Each Private Unit consisted of one common share and one right (“Private Unit Right”). Each whole Private Unit Right entitled the holder to convert the right to one-tenth share of common stock.

Each $15 Private Warrant entitled the holder to purchase one share of Common Stock at an exercise price of $15.00 per each share, are exercisable for a period of 10 years from the date of the Business Combination, are non-redeemable, and may be exercised on a cashless basis. Additionally, $15 Private Warrants and the shares issuable upon the exercise of the $15 Private Warrants were not transferable, assignable, or salable until after the completion of the Business Combination, subject to certain limited exceptions.

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

Merger Agreement

On August 4, 2025, FGMC entered into an Agreement and Plan of Merger, as amended on November 3, 2025, April 6, 2026, and May 6, 2026, with BOXABL Inc. and FG Merger Sub II Inc. (the “Merger Agreement”). On July 17, 2026, the parties consummated the transactions contemplated by the Merger Agreement (the “Mergers”), and FGMC was renamed “BOXABL Inc.” For a full description of the Merger Agreement, the Mergers, the related agreements entered into in connection with the Closing, and the consideration paid, see Note 1 and Note 8 to the financial statements included elsewhere in this Quarterly Report.

Certain Related Agreements

Lock-up Agreements

At closing, BOXABL and FGMC entered into lock-up agreements with certain BOXABL stockholders (the “Company Lock-Up Agreements”) and with the sponsor (the “Sponsor Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the Closing Date.

Forward Purchase Agreement

On May 28, 2026, the Company entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Atsion Opportunity Fund LLC, Series 2 (“Atsion”), pursuant to which Atsion intended, but was not obligated, to purchase and hold up to 3,000,000 shares of the Company’s common stock prior to the closing of the Mergers. Immediately after entry into the Forward Purchase Agreement, the parties entered into a Novation Agreement dated May 28, 2026, pursuant to which one-half of the Forward Purchase Agreement was novated to FG Capital Partners, LLC (“FGCP”). On June 11, 2026, Atsion assigned and novated its remaining 50% interest in the Forward Purchase Agreement to Camac Fund, LP, pursuant to an Assignment and Novation Agreement among Atsion, Camac Fund, LP, FGMC, and BOXABL.

The Forward Purchase Agreement provides that the seller is to be prepaid an aggregate cash amount equal to the number of shares set forth in a Pricing Date Notice multiplied by the per-share redemption price payable to redeeming shareholders in connection with the Mergers, funded directly from the Trust Account no later than the earlier of (a) one business day after the Closing Date or (b) the date any Trust Account assets are otherwise disbursed in connection with the Mergers. Following consummation of the business combination, the Forward Purchase Agreement is subject to cash settlement based principally on the daily volume-weighted average price of the underlying shares during the applicable valuation period, subject to the contractual settlement amount adjustments and other provisions of the Forward Purchase Agreement.

Results of Operations

Prior to the consummation of the Mergers, we had neither engaged in any operations nor generated any revenues. Our only activities through June 30, 2026 were organizational activities, including those necessary to identifying and working with the target company for a Business Combination. During the six months ended June 30, 2026, we generated non-operating income in the form of interest income on marketable securities. We incurred expenses primarily related to expenses in connection with completing a Business Combination, as well as expenses incurred as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the three months ended June 30, 2026, the Company reported a net loss of $13,845,985, which consists of $490,166 in investment income earned in Trust Account, offset by $4,555,829 in general and administrative expenses and $102,935 income tax expense and $9,677,387 expense related to the valuation and change in fair value of the Forward Purchase Agreement. For the six months ended June 30, 2026, the Company reported a net loss of $13,558,223, which consists of $1,212,390 in investment income earned in Trust Account, offset by $4,829,127 in general and administrative expenses, $264,099 income tax expense and $9,677,387 expense related to the valuation and change in fair value of the Forward Purchase Agreement. The 2026 general and administrative expenses include legal and professional fees of $4,709,113 which were primarily related to the Mergers.

For the three months ended June 30, 2025, the Company reported a net income of $582,035 which consists of $842,499 in investment income earned in Trust Account, offset by $83,539 in general and administrative expenses and $176,925 in income tax expense. For the six months ended June 30, 2025, the Company reported a net income of $897,385 which consists of $1,402,254 in investment income earned in Trust Account, offset by $210,395 in general and administrative expenses and $294,474 in income tax expense.

Liquidity and Capital Resources

As of June 30, 2026, we held a cash balance of $86,887. Prior to the IPO, our liquidity needs were satisfied through the $25,000 proceeds received from the Sponsor for purchase of Founder Shares (as defined below), as well as $125,000 loan from Sponsor under a promissory note (“Promissory Notes”) which was fully repaid on April 1, 2025.

On January 28, 2025, we issued an unsecured promissory note of $417,000 to the Sponsor. This promissory note bore interest at the rate of 12% per year and matured on January 30, 2026. On March 5, 2025, the company paid $257,000 in principal and $4,935 in interest. On April 1, 2025, the Company paid $160,000 in principal and $1,736 in interest. As of June 30, 2025, there was no outstanding balance under the promissory note.

On January 30, 2025, we consummated our IPO of 8,000,000 Units. The Units were sold at $10.00 per Unit, generating gross proceeds to the Company of $80,000,000.

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

Pursuant to the Investment Management Trust Agreement between the Company and Continental Stock Transfer and Trust (“Trustee”) signed at IPO closing, we were allowed to withdraw up to $1,000,000 annually for working capital need from the investment income earned in the Trust Account. As of June 30, 2026, we had withdrawn $1,200,000 from the Trust Account.

As of June 30, 2026, the Company reported accounts payable of $4,441,357. This primarily represented legal and professional fees incurred as a result of the Mergers and were settled at the close of the Business Combination.

At the close of the Business Combination, the Combined Company received gross proceeds of approximately $47.2 million from the FGMC trust account, after giving effect to the actual redemption of 3,466,086 shares by FGMC’s public stockholders. Of that amount, approximately $31.1 million was applied to fund the Combined Company’s prepayment obligations under the Forward Purchase Agreement, as described in Note 8 to the financial statements included elsewhere in this Quarterly Report. A portion of the remainder was applied toward transaction costs and other closing obligations, resulting in a net increase of approximately $6.4 million in unrestricted cash. See Exhibits 99.1 and 99.2 hereto for further detail. Subsequent to the Closing, the Company received Optional Early Termination payments under the Forward Purchase Agreement totaling $1,652,170: $1,182,000 from FGCP (118,200 shares, effective July 20, 2026) and $470,170 from Camac Fund, LP (47,017 shares), together representing 165,217 Recycled Shares terminated at the then-current $10.00 Reference Price. Approximately 2,822,985 Recycled Shares remain outstanding under the Forward Purchase Agreement, which are subject to cash settlement based principally on the daily volume-weighted average price of the underlying shares during the applicable valuation period, subject to the contractual settlement amount adjustments and other provisions of the Forward Purchase Agreement. The Company has not otherwise initiated settlement of the Forward Purchase Agreement as of the date these financial statements were issued.

Based on the Combined Company’s average monthly cash used in operating activities of approximately $2.6 million (calculated from operating cash outflow of $15.9 million for the six months ended June 30, 2026, divided by six months as reported in Exhibit 99.1 hereto), we anticipate that our existing liquidity, together with the net proceeds received from the Mergers and cash generated from sales of our products, will be sufficient to meet our cash needs for the next twelve months.

However, our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending on sales and marketing efforts and product development, and the costs of ongoing compliance and activities following the Mergers.

When addressing our long-term liquidity requirements, we consider the next five years, from 2026 through 2030. We expect that funding for the Company’s operations over the longer term will be driven primarily from the sales of the Company’s products, as well as future debt or equity capital raises and proceeds from the OTC Prepaid Forward financing agreements.

Going Concern

The financial statements discussed above reflect FGMC’s results as the Company’s predecessor registrant for the period ended June 30, 2026, and do not include the results of Legacy BOXABL, which was merged into the Company upon the Closing. Legacy BOXABL’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026, filed as Exhibit 99.1 hereto, disclose that substantial doubt existed about Legacy BOXABL’s ability to continue as a going concern twelve months after the financial statements are available to be issued. As described in Exhibit 99.2, Legacy BOXABL’s management depicts the net proceeds received in connection with the Mergers, together with existing liquidity and cash generated from product sales. However, there can be no assurance management’s plans will be achieved.

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

For a discussion of Legacy Boxabl’s material obligations and commitments that have been assumed by the Company following the Merger and consummation of the Business Combination, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies” in Exhibit 99.2 hereto.

Registration Rights

The holders of the Founder Shares, the Private Units, the $15 Private Warrants (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement. We filed a registration statement on Form S-3 (File No. 333-297729) on July 27, 2026, registering for resale up to 3,310,288 shares of Class A common stock held by the selling securityholders named therein, including shares issuable upon conversion of rights and exercise of the $15 Private Warrants, in satisfaction of such registration rights. We will bear the expenses incurred in connection with the filing of this registration statement pursuant to such registration rights.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover over-allotments at the IPO price. On February 5, 2025, the underwriters elected to terminate their over-allotment option to purchase 1,200,000 Units resulting in Sponsor forfeiting 300,000 Founder Shares.

The underwriter is entitled to an underwriting discount equal to the lesser of (i) 750,000 (ii) an amount equal to $750,000 plus 1% of the gross proceeds from the sale of the Over-Allotment Units. At IPO closing, the underwriter was paid $750,000.

The Underwriter also received 40,000 private units (“Underwriter Units”) at close of IPO for a nominal price of $100 The Underwriter Units are subject to registration rights under the Registration Rights Agreement, to which ThinkEquity LLC is a signatory. Additionally, the Underwriter has agreed to defer underwriting commissions equal to 3.5% of the gross proceeds of the IPO (subject to the Company’s right, to allocate up to 50% of such fee to another financial institution in Company’s sole discretion) until completion of the Mergers. The Mergers closed July 17, 2026 and ThinkEquity was paid $5,900,381 in aggregate transaction costs at Closing to settle this obligation.

Financial Advisor

Upon closing of the IPO, we paid $250,000 to our financial advisor and issued 25,000 private units (the “Advisor Units”). The Advisor Units are subject to registration rights and are included in the S-3 (File No. 333-297729); the financial advisor (EarlyBirdCapital, Inc.) and its affiliated designees are named as selling security holders therein.

Investor Relations Consultant

On August 5, 2025, BOXABL Inc. entered into an investor relations consulting agreement with MZHCI, LLC. Pursuant to that agreement, Boxabl became obligated to issue Class A common stock to MZHCI, LLC following completion of the Mergers. On August 13, 2026, Boxabl issued 31,579 shares of Class A common stock to MZHCI, LLC.

Related Party Transactions

The Company’s related party transactions, including the Founder Shares held by the Sponsor and other Initial Stockholders, the related lock-up provisions, the Promissory Notes issued to and repaid to the Sponsor, the Administrative Services Agreement (terminated in connection with the Closing), the Forward Purchase Agreement and related Novation Agreement with FG Capital Partners, and the Class B Common Stock held by Paolo Tiramani and Galiano Tiramani following the Business Combination, are described in Note 5 to the financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe are reasonable, and actual results could differ from those estimates. We consider an accounting estimate to be critical if it requires us to make particularly difficult, subjective, or complex judgments about matters that are inherently uncertain, and if different estimates that we reasonably could have used, or changes in the accounting estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations. A description of our other significant accounting policies, including those discussed below, can be found in Note 2 to the financial statements included elsewhere in this Quarterly Report. Based on this definition, we have identified the following as our critical accounting estimates.

Common Stock Subject to Possible Redemption

We classify our common stock subject to possible redemption as temporary equity, at redemption value, based on management’s judgment that the redemption feature is conditioned on the occurrence of uncertain future events not solely within the Company’s control. This judgment determines whether the underlying shares are presented within temporary equity, as a liability, or within permanent stockholders’ equity, and a different conclusion regarding the Company’s control over redemption would have resulted in a materially different balance sheet presentation. In addition, once classified as temporary equity, the carrying value of the redeemable shares is remeasured each period to equal their redemption value, which is directly determined by the balance of the Trust Account. Because the Trust Account balance fluctuates with investment income earned, and (through the Closing Date) was itself sensitive to the level of stockholder redemptions, this remeasurement is a significant estimate that materially affects both temporary equity and, once additional paid-in capital is exhausted, accumulated deficit, in each reporting period presented.

Income Taxes

We are required to estimate our income tax expense on income earned within the Trust Account for each reporting period. This estimate requires judgment in applying the applicable federal statutory tax rate to trust investment income and in assessing whether any deferred tax assets or unrecognized tax benefits should be recorded. As of June 30, 2026, we estimated $264,099 of income tax expense on income earned in the Trust Account for the six months then ended. Because this estimate is based on trust investment income that is itself variable and depends on market conditions, a different assumption regarding the applicable rate or the character of trust earnings could result in a materially different income tax expense than currently estimated.

Forward Purchase Agreement

The Forward Purchase Agreement is a Level 3 derivative measured at fair value each period under ASC 815. The valuation requires significant judgment because it relies on unobservable inputs, the probability of consummation of the Business Combination, the expected closing date, the expected post-closing share price, projected volatility, and the risk-free rate, and because the instrument settles based on the volume-weighted average trading price of our common stock during the applicable valuation period. Reasonable changes in these inputs, particularly projected volatility or the expected post-closing share price, could result in a materially different fair value. Since inception on May 28, 2026, the recorded liability increased from approximately $8.6 million to approximately $9.7 million as of June 30, 2026, an increase of approximately $1.1 million, reflecting the change in fair value recognized in earnings during the period, as described in Note 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including, as of June 30, 2026, Larry G. Swets, Jr., our then-Chief Executive Officer, and Hassan R. Baqar, our then-Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, Larry G. Swets, Jr., our then-Chief Executive Officer, and Hassan R. Baqar, our then-Chief Financial carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our then-Chief Executive Officer and then-Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with the Mergers, the Company’s financial statements for the period ended June 30, 2026 were prepared following the Closing, utilizing personnel, processes, and systems that are now part of the Company’s combined control environment, which includes personnel and processes previously used by Legacy BOXABL. Legacy BOXABL previously disclosed material weaknesses in its internal control over financial reporting, which remain unremediated as of the date of this Quarterly Report. Because the Company’s financial statements for the period covered by this Quarterly Report were prepared using this control environment, these material weaknesses should be considered in evaluating the reliability of the financial reporting process used to prepare this Quarterly Report, notwithstanding that the reported period predates the Closing. For a description of these material weaknesses, see Item 9A of BOXABL Inc.’s most recent Annual Report on Form 10-K, filed with the SEC on March 27, 2026.

Control and Procedures of Legacy Boxabl

Management of Legacy Boxabl evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2026 and concluded that Legacy Boxabl’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in the design and operation of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems and of certain business process controls over the preparation and timely review of financial statements and disclosures described below. Please see “Controls and Procedures” in Exhibit 99.2 hereto.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, the Company is occasionally party to various legal proceedings and claims. Management believes that the probability of a material loss from any of the Company’s existing claims is remote, and there are no legal proceedings that the Company believes will have a material adverse effect on its financial position.

Legacy Boxabl

The Company has filed suit against two former employees alleging breach of contract, violations of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, conversion, and related claims arising from post-termination conduct; one matter has been settled and released, and the other remains pending, with the Company anticipating a judgment in its favor of less than $250,000. The Company also has a pending action against Brave Control Solutions, Inc. and an individual defendant seeking recovery of amounts paid under certain contracts, and a pending action against the Arizona Department of Housing seeking a declaratory judgment that the Department lacks authority to regulate the Company’s sale of park model RV units in that state.

The Company has received EEOC and NLRB charges from former employees alleging discrimination and interference with employee rights, and does not expect a material impact from these matters. A former Chief Operating Officer’s civil complaint against the Company and its directors was settled in March 2025 for a $105,000 payment in exchange for the surrender of 5,882,353 shares of the Company’s Series A Preferred Stock. A shareholder lawsuit brought by Leader Capital against the Company and its former transfer agent was dismissed on the Company’s motion for summary judgment, and in February 2026 the Court awarded the Company approximately $260,000 in attorneys’ fees and costs; the plaintiff’s deadline to appeal was May 15, 2026. The Company has also received claims alleging violations of California trap-and-trace and privacy laws related to social media advertising, which it does not expect to have a material impact.

In connection with a mining project in Arizona, Pronghorn Homes, LLC has filed suit against the Company with potential exposure of up to $250,000, which the Company is defending without having accrued a loss contingency, and a separate dispute with an RV park operator over zoning compliance for installed units remains unresolved; the Company has not accrued a loss contingency for that matter but has recorded a credit loss allowance against a related $270,000 receivable. Freeport-McMoRan Bagdad, Inc. has asserted, but not yet filed suit on, a claim of approximately $1.17 million related to units installed on its property, which the Company is negotiating to resolve.

The Company previously identified misconduct by a former employee involving the unauthorized sale of Company shares. In connection with that matter, the Company settled a related shareholder claim through the issuance of 218,182 shares of Series A-1 Preferred Stock and settled with a number of other affected purchasers through the issuance of an aggregate of 5,264,068 shares of Series A-1 Preferred Stock. The Company anticipates a judgment in its favor against the former employee of less than $1 million, though the investigation remains ongoing.

Additional information regarding these and other matters is included in the notes to Legacy BOXABL’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, filed as Exhibit 99.1 hereto.

ITEM 1A RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Prior to the Mergers, the following equity issuances occurred, on October 6, 2023, we issued an aggregate of 2,156,250 shares of Founder Shares to the Sponsor for an aggregate purchase price of $25,000 in cash. On October 18, 2023, the Sponsor transferred an aggregate of 465,000 Founder Shares to members of the Company’s management, board of directors and senior advisors, resulting in the Sponsor holding 1,691,250 Founder Shares. The Founder Shares include an aggregate of up to 300,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders did not purchase any Public Shares in the IPO and excluding the securities underlying the $15 Private Warrants, the Private Units).

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

We paid a total of $750,000 and $250,000 in underwriting fee and advisor fee respectively, and approximately $482,000 for other costs and expenses related to the IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In connection with the Business Combination, the Company reincorporated in Texas and amended its Bylaws. The amended Bylaws set forth procedures for stockholder to bring business before an annual meeting, including with respect to nominees to the Company’s board of directors. For further information, please see the Company’s Bylaws filed as Exhibit 3.2 hereto and incorporated herein by reference.

On August 3, 2026, the Company entered into a Fifth Amendment to its Facilities Lease with respect to the Building 1 Premises (174,250 square feet) located at 5345 East North Belt Road, North Las Vegas, NV, to extend the lease term to December 31, 2031. The amendment does not extend the term of the separate lease for the Building 2 Premises (114,613 square feet) located at 5445 East North Belt Road. The amendment provides for a monthly rent of approximately $157,000 for the Building 1 Premises, increasing annually and with several monthly abatements. The terms of the Facilities Lease, as amended are detailed in Exhibit 10.10 to this quarterly report on Form 10-Q and are incorporated by reference herein.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

2.1 *	Agreement and Plan of Merger, dated as of August 4, 2025, by and among FG Merger II Corp., FG Merger Sub II Inc. and BOXABL Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4, as amended (File No. 333-290357)).

2.2	First Amendment to Agreement and Plan of Merger, dated November 3, 2025 (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4, as amended (File No. 333-290357)).

2.3	Second Amendment to Agreement and Plan of Merger, dated April 6, 2026 (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, as amended (File No. 333-290357)).

2.4	Third Amendment to Agreement and Plan of Merger, dated May 6, 2026 (incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4, as amended (File No. 333-290357)).

3.1	Certificate of Formation of BOXABL Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed July 23, 2026)

3.2	Bylaws of BOXABL Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed July 23, 2026)

10.1	Form of Company Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 23, 2026)

10.2	Form of Sponsor Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 23, 2026)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed July 23, 2026)

10.4	BOXABL Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed July 23, 2026)

10.5	Amended 2021 BOXABL Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 18, 2024, by Legacy Boxabl (CIK 0001816937)

10.6	Form of Award for Directors

10.7+	Employment Agreement of Paolo Tiramani

10.8+	Employment Agreement of Galiano Tiramani

10.9	Purchase Agreement with Pronghorn Services LLC

10.10	Facilities Lease Agreement, as amended

10.11	Lease Agreement for Second Manufacturing Facility

10.12	Supercar System, Inc. Services Agreement

10.13	Supercar System, Inc. Lease Agreement

10.14+	Martin Noe Costas Offer Letter

10.15**	Restricted Stock Unit Agreement between the Company and Martin Noe Costas

10.16**	Restricted Stock Unit Agreement between the Company and Martin Noe Costas

10.17	Punnet Construction Purchase Contract

10.18	Forward Purchase Agreement dated May 28, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2026)

10.19	Novation Agreement dated May 28, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2026)

31.1	Certification of Paolo Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Galiano Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Paolo Tiramani, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Galiano Tiramani, Co-Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Unaudited interim consolidated financial statements of BOXABL Inc. (Legacy BOXABL) as of and for the three and six months ended June 30, 2026 and June 30, 2025.

99.2	Management’s Discussion and Analysis of Financial Condition and Results of Operations of BOXABL Inc. (Legacy BOXABL) for the three and six months ended June 30, 2026.

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

+ Management contract or compensatory plan or arrangement.

* Schedule and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Combined Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXABL INC.

Date: August 21, 2026	By:	/s/ Paolo Tiramani
	Name:	Paolo Tiramani
	Title:	Co-Chief Executive Officer

Date: August 21, 2026	By:	/s/ Galiano Tiramani
	Name:	Galiano Tiramani
	Title:	Co-Chief Executive Officer

Date: August 21, 2026	By:	/s/ Martin Noe Costas
	Name:	Martin Noe Costas
	Title:	Chief Financial Officer and Principal Accounting Officer

